Form 10-Q
period 1996-04-30
CULLIGAN WATER TECHNOLOGIES INC
filed 1996-06-13
CIK 945382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996
                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________________


Commission File Number:     0 - 26630
                         ---------------------

                       CULLIGAN WATER TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                              51-0350629
- --------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Culligan Parkway, Northbrook, IL                              60062
- ------------------------------------------                     ----------
(Address of principal executive offices)                       (Zip Code)

                                (847)  205-6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                 X    Yes                          _______ No
              -------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,914,450 shares of common stock, par value $0.01 per share, as of June 10, 1996.

                                   FORM 10-Q
                                   ---------
                                   CONTENTS
                                   --------

                                                                        Page Number
                                                                        -----------
PART I -  FINANCIAL INFORMATION
          ---------------------

          Consolidated Condensed Balance Sheets at January 31, 1996
          and April 30, 1996...........................................       1

          Consolidated Condensed Statements of Operations for the
          three months ended April 30, 1995 and 1996...................       3

          Consolidated Condensed Statements of Cash Flows for the
          three months ended April 30, 1995 and 1996...................       4

          Notes to the Consolidated Condensed Financial Statements.....       5

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................       7


PART II - OTHER INFORMATION
          -----------------

          Item 1: Legal Proceedings....................................      10

          Item 6: Exhibits and Reports on Form 8-K.....................      10

          Signature....................................................      11

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT JANUARY 31, 1996 AND APRIL 30, 1996
                                (IN THOUSANDS)


                                                                                                    January 31,       April 30,
                                                                                                           1996            1996
                                                                                                    -----------     -----------
                                                                                                      (audited)     (unaudited)
                  Assets
                  ------

Current assets:
     Cash and cash equivalents.................................................................        $  3,877        $  4,510
     Accounts and notes receivable, net of allowance for doubtful accounts of $6,470
          and $6,529 at January 31, 1996 and April 30, 1996, respectively......................          68,725          70,544
     Inventories...............................................................................          39,967          40,511
     Deferred income taxes.....................................................................          10,614          10,600
     Prepaid and other current assets..........................................................           4,961           5,728
                                                                                                    -----------     -----------
          Total current assets.................................................................         128,144         131,893

Property, plant and equipment, net of accumulated depreciation.................................          70,749          66,838

Intangible assets, less accumulated amortization of $90,339 and $100,162 at
     January 31, 1996 and April 30, 1996, respectively.........................................          73,233          65,441

Other noncurrent assets........................................................................          20,444          21,075
                                                                                                    -----------     -----------

     Total assets..............................................................................        $292,570        $285,247
                                                                                                    ===========     ===========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    AT JANUARY 31, 1996 AND APRIL 30, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                    January 31,       April 30,
                                                                                                           1996            1996
                                                                                                    -----------     -----------
                                                                                                      (audited)     (unaudited)
                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:
     Accounts payable..........................................................................        $ 22,999        $ 22,896
     Accrued expenses..........................................................................          40,902          39,351
     Short-term debt and current maturities of long-term debt..................................           9,186           7,391
                                                                                                       --------        --------
          Total current assets.................................................................          73,087          69,638
                                                                                                       --------        --------

Long-term liabilities:
     Long-term debt............................................................................          39,138          39,370
     Noncurrent and deferred income taxes......................................................          29,939          29,660
     Other noncurrent liabilities..............................................................          31,317          31,354
                                                                                                       --------        --------
          Total long-term liabilities..........................................................         100,394         100,384
                                                                                                       --------        --------

Stockholders' equity:
     Common stock ($.01 par value; 60,000,000 shares authorized;
          19,914,450 shares issued and outstanding)............................................             199             199
     Additional paid-in capital................................................................         195,956         195,956
     Retained earnings (deficit)...............................................................         (77,665)        (81,013)
     Foreign currency translation adjustment...................................................             599              83
                                                                                                       --------        --------
          Total stockholders' equity...........................................................         119,089         115,225
                                                                                                       --------        --------
               Total liabilities and stockholders' equity......................................        $292,570        $285,247
                                                                                                       ========        ========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                 Three Months   Three Months
                                                     Ended          Ended
                                                   April 30,      April 30,
                                                     1995           1996
                                                 -------------  -------------

Net sales......................................   $    68,767    $    83,390
Cost of goods sold.............................        37,402         46,652
                                                  -----------    -----------
    Gross profit...............................        31,365         36,738
Selling, general and administrative expenses...        22,586         25,814
Amortization of intangible assets..............         9,660          9,719
                                                  -----------    -----------

    Operating income (loss)....................          (881)         1,205

Interest income................................           377            459
Interest expense on indebtedness to Samsonite..        (2,875)            --
Interest expense - other.......................          (590)        (1,382)
Other income (expense), net....................           386            236
                                                  -----------    -----------


    Income (loss) before income taxes..........        (3,583)           518

Income taxes...................................         2,628          3,866
                                                  -----------    -----------

    Net loss...................................   $    (6,211)   $    (3,348)
                                                  ===========    ===========

    Net loss per share (Note 2)................         (0.39)         (0.17)
                                                  ===========    ===========

    Weighted average shares outstanding........    15,889,450     19,914,450
                                                  ===========    ===========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                                Three Months    Three Months
                                                                                    Ended          Ended
                                                                                  April 30,       April 30,
                                                                                    1995           1996
                                                                                ------------    ------------
Cash flows from operating activities:
  Net loss....................................................................  $     (6,211)   $     (3,348)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Amortization.............................................................         9,660           9,719
     Depreciation.............................................................         2,182           2,385
     Gains on sales of assets.................................................           (67)            (97)
     Deferred income taxes....................................................          (189)           (298)
     Changes in assets and liabilities:
       Receivables, net.......................................................           182          (1,782)
       Inventories............................................................        (1,498)           (543)
       Other current assets...................................................          (938)         (1,217)
       Accounts payable and accrued expenses..................................        (8,218)         (1,962)
     Other net................................................................          (868)           (405)
                                                                                ------------    ------------
       Net cash provided by (used in) operating activities....................        (5,965)          2,452
                                                                                ------------    ------------

Cash flows from investing activities:
     Proceeds from sales of property, plant and equipment.....................         1,399           5,644
     Purchases of property, plant and equipment...............................        (1,752)         (3,388)
     Payments for acquisitions................................................            --          (1 441)
                                                                                ------------    ------------
       Net cash provided by (used in) investing activities....................          (353)            815
                                                                                ------------    ------------

Cash flows from financing activities:
     Funding from Samsonite, net..............................................           370             --
     Net borrowings (repayments) of long-term debt............................           210            (792)
     Net short-term borrowings (repayments)...................................         2,415          (1,731)
                                                                                ------------    ------------
       Net cash provided by (used in) financing activities....................         2,995          (2,523)
                                                                                ------------    ------------

Effect of foreign exchange rate changes on cash...............................           435            (111)
                                                                                ------------    ------------

Net decrease in cash and cash equivalents.....................................        (2,888)            633

Cash and cash equivalents at beginning of year................................         5,926           3,877
                                                                                ------------    ------------

Cash and cash equivalents at end of period....................................  $      3,038    $      4,510
                                                                                ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest (including to Samsonite)........................................  $      3,465    $     1,488
     Income taxes (excluding to Samsonite)....................................  $        913    $       698
                                                                                ============   ============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED APRIL 30, 1996
                                 (IN THOUSANDS)



1.  GENERAL

          Culligan Water Technologies, Inc. and subsidiaries (Culligan or the Company) are engaged in the manufacture and sale of water purification and treatment products and services. A substantial part of the Company's sales are made to franchised dealers and licensees.

          In the opinion of management, the unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position and results of operations. All significant intercompany accounts, transactions and profits have been eliminated. These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 1996 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.


2.  NET LOSS PER SHARE

    Net loss per share is computed based on the weighted average number of common shares outstanding. Stock options are not included as share equivalents because they are antidilutive.


3.  INVENTORIES

    Inventories consisted of the following:

                                                   January 31,       April 30,
                                                          1996            1996
                                                   -----------     -----------
                                                     (audited)     (unaudited)

        Raw materials...........................     $ 13,721        $ 13,031
        Work in process.........................        3,134           2,885
        Finished goods..........................       23,112          24,595
                                                     --------        --------
                                                     $ 39,967        $ 40,511
                                                     ========        ========


4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                   January 31,       April 30,
                                                          1996            1996
                                                   -----------     -----------
                                                     (audited)     (unaudited)
        Land and land improvements..............     $ 25,378        $ 20,341
        Buildings...............................       24,039          24,955
        Machinery and equipment.................       34,561          37,346
                                                     --------        --------
                                                       83,978          82,642
        Less accumulated depreciation...........      (13,229)        (15,804)
                                                     --------        --------
                                                     $ 70,749        $ 66,838
                                                     ========        ========

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED APRIL 30, 1996
                                 (IN THOUSANDS)



5. INTANGIBLE ASSETS

   Intangible assets consisted of the following:                           January 31,   April  30,
                                                                                  1996         1996
                                                                           -----------   ----------
                                                                           (unaudited)   (unaudited)
     Reorganization value in excess of identifiable assets..............       $15,551      $ 6,221
     Tradenames.........................................................        45,373       45,070
     Other intangible assets............................................        12,309       14,150
                                                                               -------      -------
                                                                               $73,233      $65,441
                                                                               =======      =======

   Amortization of intangible assets consists of the following:

                                                                                        Three  Months Ended
                                                                   Expected                  April 30,
                                                                    Useful            -------------------------
                                                                     Life                1995          1996
                                                                   --------           -----------   -----------
                                                                    (years)           (unaudited)   (unaudited)
     Amortization of reorganization value in
      excess of identifiable assets.............................          3             $9,331         $9,330
     Amortization of tradenames.................................         40                325            325
                                                                                      ----------    ----------
     "Fresh start" amortization.................................                         9,656          9,655
     Amortization of other intangibles..........................    3 to 40                  4             64
                                                                                      ----------    ----------
     Amortization of intangible assets..........................                        $9,660         $9,719
                                                                                      ==========    ==========

"Fresh start" amortization is for a period of primarily three years beginning June 30, 1993 and represents the expense arising from the adoption of "fresh start" accounting in accordance with SOP 90-7.

6. ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                          January 31,     April 30,
                                                                 1996          1996
                                                          -----------    -----------
                                                           (audited)     (unaudited)
     Accrued compensation and vacation..........           $13,069         $12,005
     Accruals for claims in litigation..........             5,063           5,058
     Accrued income taxes.......................             2,335           5,778
     Other......................................            20,435          16,510
                                                           -------         -------
                                                           $40,902         $39,351
                                                           =======         =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


COMPARATIVE SUMMARY OF OPERATING RESULTS
- ----------------------------------------


     The following discussion and analysis of results of operations compare the Company's results of operations for the three months ended April 30, 1996 with the Company's results of operations for the three months ended April 30, 1995.

     As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three months ended April 30, 1995 and April 30, 1996.


                                                                                       Three Months Ended
                                                                                            April 30,
                                                                                 1995                       1996
                                                                          ---------------------------------------------------
                                                                                       (dollars in thousands)
                                                                          Dollars        %         Dollars         %
                                                                          -------      ------      -------       ------
   Net sales .........................................................    $68,767      100.0%      $83,390       100.0%

   Gross Profit ......................................................     31,365       45.6%       36,738        44.1%
   Selling, general and administrative expenses ......................     22,586       32.8%       25,814        31.0%
   Amortization of intangible assets .................................      9,660                    9,719
                                                                          -------                  -------
   Operating Income (loss) ...........................................       (881)                   1,205
   Other income (expense), net .......................................        386                      236
                                                                          -------                  -------
   Income (loss) before interest and income taxes ....................    $  (495)                 $ 1,441
                                                                          =======                  =======
   Adjusted income before interest and taxes (a) .....................    $ 9,593       14.0%      $11,480        13.8%

   EBITDA(a) .........................................................    $11,347       16.5%      $13,545        16.2%
   -----------

   (a) Adjusted income before interest and taxes and EBITDA have been calculated as follows:

                                                                                   Three months ended
                                                                                        April 30,
                                                                                -----------------------
                                                                                 1995            1996
                                                                                -------         -------
                                                                                 (dollars in thousands)

   Income (loss) before interest and taxes ...........................          $  (495)        $ 1,441
   "Fresh start" amortization and depreciation .......................           10,088          10,039
                                                                                -------         -------
      Adjusted income before interest and taxes ......................            9,593          11,480
   Depreciation and amortization (other than "fresh start") ..........            1,754           2,065
                                                                                -------         -------
   EBITDA ............................................................          $11,347         $13,545
                                                                                =======         =======

Three Month Period Ended April 30,1996 Compared to the Three Month Period Ended
- -------------------------------------------------------------------------------
April  30, 1995
- ---------------


Net Sales. Sales increased to $83.4 million during the first quarter of fiscal 1997 from $68.8 million during the first quarter of fiscal 1996, an increase of $14.6 million or 21.2%. Household product sales increased $7.6 million, or 21.1%, primarily due to strong demand for drinking and bottled water products in the U.S. and increased sales at the Company's retail operations in both the U.S. and France. Approximately $1.0 million of the increase in household sales resulted from acquisitions of retail dealers near the end of fiscal 1996. Commercial and industrial product sales increased $7.0 million, or 21.4%, primarily due to acquisitions consummated in the fourth quarter of fiscal 1996. Changes in currency exchange rates had a favorable impact on household and commercial/industrial product sales of $.3 million and $.2 million, respectively, during the first quarter.

Gross Profit. Gross profit increased to $36.7 million during the first quarter of fiscal 1997 from $31.4 million in the first quarter of fiscal 1996, an increase of $5.3 million, or 16.9%. Gross profit as a percentage of sales decreased to 44.1% during the first quarter as compared to 45.6% during the same quarter in the prior year, due to an expected shift in product mix primarily resulting from the acquisitions of commercial and industrial product lines completed at the end of fiscal 1996.

Selling, General and Administrative ("SG&A"). As a percentage of sales, SG&A was 31.0% for the quarter, a decrease, as a percentage of sales, of 1.8% from the comparable prior year period. The improvement was related to continued cost containment initiatives as well as the impact from acquired businesses which have, after integration, a SG&A level as a percentage of sales below the Company's historical levels.

Amortization of Intangible Assets. Amortization of intangible assets increased slightly in the first quarter of fiscal 1997 from the comparable prior year period as a result of amortization related to intangible assets recorded in connection with the Company's acquisitions consummated during the fourth quarter of fiscal 1996. Amortization of intangible assets in fiscal 1997 and fiscal 1996 includes $9.3 million of "Amortization of Reorganization Value in Excess of Identifiable Assets" resulting from "Fresh Start" accounting as required by SOP 90-7, which becomes fully amortized in June 1996.

Other Income (Expense), Net. The decrease in other income (expense), net in the first quarter of fiscal 1997 as compared to the first quarter of the prior fiscal year was primarily due to the inclusion in the prior year of equity in earnings of an affiliate largely offset by foreign currency transaction losses in Italy and Spain for which there were no comparable amounts in fiscal 1997.

Adjusted Income Before Interest and Taxes. Adjusted income before interest and taxes increased $1.9 million, or 19.7%, to $11.5 million in the first quarter of fiscal 1997 from $9.6 million in the comparable period of the prior fiscal year due principally to the reasons described above.

EBITDA. EBITDA as a percentage of sales remained relatively constant in the comparable year to year periods as increased sales and the improvement in SG&A as a percentage of sales were offset by expected decreases in the gross profit percentages.

Interest Income (Expense), Net. Interest income (expense), net improved during the first quarter of fiscal 1997 due to a reduction in borrowings resulting from the paydown of debt with proceeds from the Company's equity offering in the fourth quarter of fiscal 1996 and more favorable interest rates resulting from the refinancing of debt in July 1995.

Income Taxes. The effective tax rate differs from the statutory rate primarily because of the nondeductibility of the "Amortization of Reorganization Value in Excess of Identifiable Assets."

Liquidity and capital resources
- -------------------------------

In general, the Company's operating cash requirements consist principally of working capital requirements, capital expenditures and scheduled repayments of principal on its outstanding indebtedness. The Company believes that anticipated cash flows from operating activities and periodic borrowings under its credit facility will be adequate to meet its short and long term operating cash requirements, while maintaining substantial borrowing availability for, among other things, the implementation of its growth strategy.

The Company's principal foreign operations are located in Western Europe, the economies of which are not considered to be highly inflationary. It is the company's policy not to speculate in foreign currencies, but rather to hedge against currency changes by using bank borrowings by its foreign subsidiaries to reduce the extent to which its monetary assets are at risk. Net assets of the Company's foreign subsidiaries translated at April 30, 1996 exchange rates were $41.0 million at April 30, 1996, an increase of approximately 10% from January 31, 1996.

PART II - OTHER INFORMATION
- ---------------------------

Item 1  Legal Proceedings
        -----------------

  As previously reported, on October 18, 1995, Everpure was served with a complaint naming Everpure as the defendant in an action in the United States District Court for the District of Connecticut entitled Cuno Incorporated v. Everpure, Inc. (The "Connecticut Action") alleging infringement by Everpure of a patent issued to Cuno Incorporated ("Cuno") in 1994. The Everpure product involved in the litigation is a multiport connecting device for filter cartridges, used in many food service applications. The complaint seeks preliminary and permanent injunctive relief, an accounting for damages, compensatory damages and interest and costs. The Company believes, after consultation with patent counsel, that it has meritorious defenses to Cuno's claims in the Connecticut Action. On April 30, 1996, Everpure filed counterclaims in the Connecticut Action seeking a declaratory judgment that the Cuno patent is invalid, void, unenforceable and not infringed, and also preliminary and permanent injunctive relief, treble damages, costs and fees in connection with Cuno's infringement of a reissue patent issued to Everpure in 1992. Cuno has denied the allegations in Everpure's counterclaims.

  On March 28, 1996, Everpure commenced an action against Cuno in the United States District Court for The Northern District of Illinois entitled Everpure, Inc. v. Cuno Incorporated (the "Illinois Action"). The complaint in the Illinois Action seeks permanent injunctive relief, declaratory relief and damages against Cuno for its infringement of the Everpure's trademarks and trade dress for certain of its filter cartridges. Cuno has denied the allegations in the complaint and filed counterclaims against Everpure. Cuno's counterclaims allege antitrust violations, unfair competition and false advertising claims invalidity of Everpure's's trademarks and trade dress, and seek declaratory and injunctive relief, compensatory and punitive damages, interest, costs and fees. The Company believes, after consultation with counsel, that it has meritorious defenses to Cuno's counterclaims.

  The Company does not believe that the ultimate outcome of the Connecticut and Illinois Actions will have material adverse effect on the Company's financial condition or results of operations.


Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

        (b)  Reports on Form 8-K

        The registrant did not file any reports on Form 8-K during the three months ended April 30, 1996.

                                   SIGNATURE
                                   ---------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CULLIGAN WATER TECHNOLOGIES, INC.
                                          (REGISTRANT)



                                          By  /S/ Gregory Wm. Hunt
                                          ------------------------------------
                                          Name:   Gregory Wm. Hunt
                                          Title:  Vice President, Finance and
                                                   Chief Financial Officer



Date: June 13, 1996
      -------------