Form 10-Q
period 1996-07-31
CULLIGAN WATER TECHNOLOGIES INC
filed 1996-09-16
CIK 945382

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


Commission File Number: 0 - 26630
                        ---------

                       CULLIGAN WATER TECHNOLOGIES, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


    Delaware                                                   51-0350629
- -------------------------                                   -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Culligan Parkway, Northbrook, IL                                 60062
- ------------------------------------------                         ----------
(Address of principal executive offices)                           (Zip Code)

                                (847)  205-6000
                   ----------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                X  Yes       No
                               ---        ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,930,550 shares of common stock, par value $0.01 per share, as of September 12, 1996.

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------



                                                                     Page Number
                                                                     -----------
PART I -  FINANCIAL INFORMATION
          ---------------------

          Consolidated Condensed Balance Sheets at January 31,
          1996 and July 31, 1996...................................       1

          Consolidated Condensed Statements of Operations for the
          three months ended July 31, 1995 and 1996................       3

          Consolidated Condensed Statements of Operations for the
          six months ended July 31, 1995 and 1996..................       4

          Consolidated Condensed Statements of Cash Flows for the
          six months ended July 31, 1995 and 1996..................       5

          Notes to the Consolidated Condensed Financial
          Statements...............................................       6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................       8


PART II - OTHER INFORMATION
          -----------------

          Item 4:  Submission of Matters to a Vote of Security
                   Holders.........................................      11

          Item 5:  Other Matters...................................      11

          Item 6:  Exhibits and Reports on Form 8-K................      12

          Signature................................................      13


               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     AT JANUARY 31, 1996 AND JULY 31, 1996
                                 (IN THOUSANDS)

                                                                                     January 31,      July 31,
                                                                                           1996           1996
                                                                                     ----------    -----------
                                                                                      (audited)    (unaudited)
               Assets
               ------

Current assets:
  Cash and cash equivalents........................................................    $  3,877       $  5,533
  Accounts and notes receivable, net of allowance for doubtful accounts of $6,470
     and $6,617 at January 31, 1996 and July 31, 1996, respectively................      68,725         77,965
  Inventories......................................................................      39,967         42,906
  Deferred income taxes............................................................      10,614         10,602
  Prepaid and other current assets.................................................       4,961          4,292
                                                                                       --------       --------

     Total current assets..........................................................     128,144        141,298

Property, plant and equipment, net of accumulated depreciation.....................      70,749         68,120

Intangible assets, less accumulated amortization of $100,162 and $116,500 at
  January 31, 1996 and July 31, 1996, respectively.................................      73,233         58,732

Other noncurrent assets............................................................      20,444         24,827
                                                                                       --------       --------

  Total assets.....................................................................    $292,570       $292,977
                                                                                       ========       ========




     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     AT JANUARY 31, 1996 AND JULY 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            January 31,        July 31,
                                                                                   1996            1996
                                                                            -----------     -----------
                                                                              (audited)     (unaudited)
              Liabilities and Stockholders' Equity
              ------------------------------------
Current liabilities:
   Accounts payable....................................................        $ 22,999        $ 26,653
   Accrued expenses and other current liabilities......................          40,902          37,093
   Short-term debt and current maturities of long-term debt............           9,186          10,073
                                                                               --------        --------
      Total current liabilities........................................          73,087          73,819
                                                                               --------        --------

Long-term liabilities:
   Long-term debt......................................................          39,138          40,682
   Noncurrent and deferred income taxes................................          29,939          29,329
   Other noncurrent liabilities........................................          31,317          31,707
                                                                               --------        --------
      Total long-term liabilities......................................         100,394         101,718
                                                                               --------        --------

Stockholders' equity:
   Common stock ($.01 par value; 60,000,000 shares authorized;
      19,914,450 and 19,918,950 shares issued and outstanding at
      January 31, 1996 and July 31, 1996, respectively)................             199             199
   Additional paid-in capital..........................................         195,956         196,011
   Retained earnings (deficit).........................................         (77,665)        (78,252)
   Foreign currency translation adjustment.............................             599            (518)
                                                                               --------        --------

      Total stockholders' equity.......................................         119,089         117,440
                                                                               --------        --------
      Total liabilities and stockholders' equity.......................        $292,570        $292,977
                                                                               ========        ========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)






                                                    Three Months   Three Months
                                                           Ended          Ended
                                                        July 31,       July 31,
                                                            1995           1996
                                                     -----------    -----------

Net sales.........................................    $   80,215     $   91,922
Cost of goods sold................................        43,277         50,550
                                                      ----------     ----------
     Gross profit.................................        36,938         41,372
Selling, general and administrative expenses......        25,924         28,236
Amortization of intangible assets.................         9,661          6,626
                                                      ----------     ----------

     Operating income.............................         1,353          6,510

Interest income...................................           393            634
Interest expense on indebtedness to Samsonite.....        (2,332)            --
Interest expense - other..........................        (1,576)        (1,323)
Other income (expense), net.......................           858          2,733
                                                      ----------     ----------

     Income (loss) before income taxes............        (1,304)         8,554

Income taxes......................................         3,652          5,793
                                                      ----------     ----------

     Net income (loss)............................    $   (4,956)    $    2,761
                                                      ==========     ==========

     Net income (loss) per share (Note 2).........    $    (0.31)    $     0.13
                                                      ==========     ==========

     Weighted average shares outstanding..........    15,889,450     21,128,561
                                                      ==========     ==========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    Six Months     Six Months
                                                      Ended          Ended
                                                     July 31,       July 31,
                                                       1995           1996
                                                   -----------    -----------
Net sales......................................    $   148,982    $   175,312
Cost of goods sold.............................         80,679         97,202
                                                   -----------    -----------
    Gross profit...............................         68,303         78,110
Selling, general and administrative expenses...         48,510         54,050
Amortization of intangible assets..............         19,321         16,345
                                                   -----------    -----------

    Operating income...........................            472          7,715

Interest income................................            770          1,093
Interest expense on indebtedness to Samsonite..         (5,207)            --
Interest expense - other.......................         (2,166)        (2,705)
Other income (expense), net....................          1,244          2,969
                                                   -----------    -----------

    Income (loss) before income taxes..........         (4,887)         9,072

Income taxes...................................          6,280          9,659
                                                   -----------    -----------

    Net loss...................................    $   (11,167)   $      (587)
                                                   ===========    ===========

    Net loss per share (Note 2)................    $     (0.70)   $     (0.03)
                                                   ===========    ===========

    Weighted average shares outstanding........     15,889,450     19,915,233
                                                   ===========    ===========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1996
                                (IN THOUSANDS)


                                                                                      Six Months        Six Months
                                                                                           Ended             Ended
                                                                                        July 31,          July 31,
                                                                                            1995              1996
                                                                                      ----------        ----------
Cash flows from operating activities:
   Net loss.................................................................          $  (11,167)       $     (587)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Amortization.........................................................              19,321            16,345
       Depreciation.........................................................               4,503             4,837
       Deferred income taxes................................................                (978)             (615)
       Gain on insurance settlement.........................................                  --            (1,880)
       Changes in assets and liabilities:
         Receivables, net...................................................              (8,018)           (9,779)
         Inventories........................................................              (1,763)           (2,991)
         Other current assets...............................................                (898)             (498)
         Accounts payable and accrued expenses..............................              (2,633)           (1,332)
       Other net............................................................                 957            (2,242)
                                                                                      ----------        ----------
         Net cash provided by (used in) operating  activities...............                (676)            1,258
                                                                                      ----------        ----------

Cash flows from investing activities:
       Proceeds from sale of property, plant and equipment..................               1,533             5,743
       Purchases of property, plant and equipment...........................              (6,069)           (7,386)
       Proceeds from insurance settlement...................................                  --             4,500
       Payments for acquisitions............................................                  --            (3,760)
                                                                                      ----------        ----------
         Net cash used in investing activities..............................              (4,536)             (903)
                                                                                      ----------        ----------

Cash flows from financing activities:
       Funding to Samsonite, net............................................            (111,125)               --
       Proceeds from exercise of common stock options.......................                  --                55
       Net borrowings of long-term debt.....................................             114,499               467
       Net short-term borrowings............................................               3,188             1,021
                                                                                      ----------        ----------
         Net cash provided by financing activities..........................               6,562             1,543
                                                                                      ----------        ----------

Effect of foreign exchange rate changes on cash.............................                 554              (242)
                                                                                      ----------        ----------

Net increase in cash and cash equivalents...................................               1,904             1,656

Cash and cash equivalents at beginning of year..............................               5,926             3,877
                                                                                      ----------        ----------
Cash and cash equivalents at end of period..................................               7,830             5,533
                                                                                      ==========        ==========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Interest (including to Samsonite)....................................               7,161             2,859
       Income taxes (excluding to Samsonite)................................          $    2,497        $    9,409
                                                                                      ==========        ==========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JULY 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)



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

2.   NET INCOME (LOSS) PER SHARE

          Net income (loss) per share is computed based on the weighted average number of common shares outstanding. Shares outstanding for the three months ended July 31, 1996 include the dilutive effect of stock options. The effect of these options are not included in shares outstanding for the six months ended July 31, 1996 or the prior year as they were antidilutive in such periods.

3.   INVENTORIES

     Inventories consisted of the following:
                                                  January 31,        July 31,
                                                         1996            1996
                                                   -----------        --------
                                                    (audited)       (unaudited)
          Raw materials.............................  $  13,721     $ 14,796
          Work in process...........................      3,134        3,170
          Finished goods............................     23,112       24,940
                                                         ------       ------
                                                      $  39,967     $ 42,906
                                                         ======       ======



4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                  January 31,        July 31,
                                                         1996            1996
                                                  -----------        --------
                                                   (audited)        (unaudited)

          Land and land improvements.............. $ 25,378          $ 20,529
          Buildings...............................   24,039            25,196
          Machinery and equipment.................   34,561            41,302
                                                     ------            ------
                                                     83,978            87,027
          Less accumulated depreciation...........  (13,229)          (18,907)
                                                     ------            ------
                                                   $ 70,749          $ 68,120
                                                     ======            ======

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED JULY 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)



5.  INTANGIBLE ASSETS

    Intangible assets consisted of the following:

                                                                                         January 31,                 July 31,
                                                                                               1996                     1996
                                                                                         ----------              -----------
                                                                                          (audited)              (unaudited)

          Reorganization value in excess of identifiable assets..........                   $15,551                  $    --
          Trade names....................................................                    45,373                   44,766
          Other intangible assets........................................                    12,309                   13,966
                                                                                            -------                  -------
                                                                                            $73,233                  $58,732
                                                                                            =======                  =======

    Amortization of intangible assets consists of the following:

                                                                               Three Months Ended          Six Months Ended
                                                                Expected            July 31,                   July 31,
                                                                  Useful   -------------------------   -------------------------
                                                                    Life      1995          1996          1995          1996
                                                                --------   -----------   -----------   -----------   -----------
                                                                 (years)   (unaudited)   (unaudited)   (unaudited)   (unaudited)
          Amortization of reorganization value in
             excess of identifiable assets................            3      $9,329        $6,221        $18,660       $15,551
          Amortization of trade names.....................           40         325           325            650           650
                                                                             ------        ------        -------       -------
          "Fresh start" amortization......................                    9,654         6,546         19,310        16,201
          Amortization of other intangibles...............      3 to 40           7            80             11           144
                                                                             ------        ------        -------       -------
          Amortization of intangible assets...............                   $9,661        $6,626        $19,321       $16,345
                                                                             ======        ======        =======       =======

"Fresh start" amortization consists primarily of amortization of reorganization value in excess of identifiable assets and represents the expense arising from the adoption of "fresh start" accounting in accordance with SOP 90-7. Such amortization of reorganization value in excess of identifiable assets was recorded over a period of three years and ceased on June 30, 1996.

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

                                                                                          January 31,                 July 31,
                                                                                                 1996                     1996
                                                                                          -----------              -----------
                                                                                            (audited)              (unaudited)
          Accrued compensation and vacation.........................................        $13,069                  $10,060
          Accruals for claims in litigation.........................................          5,063                    4,493
          Accrued income taxes......................................................          2,335                    3,078
          Other.....................................................................         20,435                   19,462
                                                                                            -------                  -------
                                                                                            $40,902                  $37,093
                                                                                            =======                  =======

7.  OTHER INCOME (EXPENSE), NET

    Results for the three month and six month periods ended July 31, 1996, include a gain of $1,880 on an insurance settlement associated with a fire which substantially destroyed the Company's facility in Belgium in July 1993.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE SUMMARY OF OPERATING RESULTS
- ----------------------------------------

     The following discussion and analysis of results of operations compare (i) the Company's results of operations for the three months ended July 31, 1996 with the Company's results of operations for the three months ended July 31, 1995, and (ii) the Company's results of operations for the six months ended July 31, 1996 with the results of operations for the six months ended July 31, 1995.

     As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three and six months ended July 31, 1995 and July 31, 1996.

                                                       Three months ended                          Six months ended
                                                            July 31,                                   July 31,
                                             --------------------------------------    ----------------------------------------
                                                   1995                 1996                  1995                  1996
                                             -----------------   ------------------    ------------------    ------------------
                                                                          (dollars in thousands)
                                             Dollars       %      Dollars       %      Dollars        %      Dollars       %
                                             -------    ------    -------    ------    --------    ------    --------    ------
   Net sales..............................   $80,215    100.0%    $91,922    100.0%    $148,982    100.0%    $175,312    100.0%
   Gross profit...........................    36,938     46.0%     41,372     45.0%      68,303     45.8%      78,110     44.6%
   Selling, general and administrative
      expenses............................    25,924     32.3%     28,236     30.7%      48,510     32.6%      54,050     30.9%
   Amortization of intangible assets......     9,661                6,626                19,321                16,345
                                             -------              -------              --------              --------

   Operating income.......................     1,353                6,510                   472                 7,715
   Other income (expense), net (a)........       858                2,733                 1,244                 2,969
                                             -------              -------              --------              --------
   Income before interest
      and income taxes....................   $ 2,211              $ 9,243              $  1,716              $ 10,684
                                             =======              =======              ========              ========
   Adjusted income before interest
      and taxes (b).......................   $12,280     15.3%    $14,203     15.5%    $ 21,873     14.7%    $ 25,683     14.7%

   EBITDA(b)..............................   $14,193     17.7%    $16,441     17.9%    $ 25,540     17.1%    $ 29,986     17.1%

   -----------

(a) Other income (expense), net for the three month and six month periods ended July 31, 1996 includes a gain of $1,880 on an insurance settlement associated with a fire at the Company's Belgian facility in July 1993.

(b) Adjusted income before interest and taxes and EBITDA have been calculated as follows:

                                                                          Three months ended         Six months ended
                                                                               July 31,                  July 31,
                                                                         --------------------      --------------------
                                                                          1995         1996         1995         1996
                                                                         -------      -------      -------      -------
                                                                                     (dollars in thousands)
   Income (loss) before interest and taxes.........................      $ 2,211      $ 9,243      $ 1,716      $10,684
   "Fresh start" amortization and depreciation.....................       10,069        6,840       20,157       16,879
   Gain on insurance settlement....................................            -       (1,880)           -       (1,880)
                                                                         -------      -------      -------      -------
   Adjusted income before interest and taxes.......................       12,280       14,203       21,873       25,683
   Depreciation and amortization (other than "fresh start")........        1,913        2,238        3,667        4,303
                                                                         -------      -------      -------      -------

   EBITDA..........................................................      $14,193      $16,441      $25,540      $29,986
                                                                         =======      =======      =======      =======

Three Month and Six Month Periods Ended July 31, 1996 Compared to the Three
- ---------------------------------------------------------------------------
   Month and Six Month Periods Ended July 31, 1995
   -----------------------------------------------

Net Sales. Net sales increased $11.7 million, or 14.6%, from $80.2 million for the three months ended July 31, 1995 to $91.9 million for the three months ended July 31, 1996 and increased $26.3 million, or 17.7%, from $149.0 million for the six months ended July 31, 1995 to $175.3 million for the six months ended July 31, 1996. In the first six months of the current fiscal year, household product sales increased $12.4 million, or 15.3%, primarily due to increased sales at company-owned dealerships in both the U.S. and France, and the continued demand for the Company's drinking and bottled water products in the U.S. Approximately $2.0 million of the increase in household product sales was attributable to the acquisition of retail dealers made during the last two quarters of fiscal 1996. Commercial and industrial product sales increased $13.9 million, or 20.2%, primarily due to acquisitions consummated in the fourth quarter of fiscal 1996 and increased market penetration in non-U.S. markets.

Gross Profit. Gross profit increased to $41.4 million for the three month period from $36.9 million in the prior year, an increase of $4.5 million, or 12.2%, and increased to $78.1 million for the six months ended July 31, 1996 from $68.3 million in the prior year, an increase of $9.8 million, or 14.3%. Gross profit as a percentage of sales decreased to 45.0% during the second quarter of fiscal 1997 and to 44.6% for the six month period ended July 31, 1996 from 46.0% and 45.8%, respectively, during the prior year's comparable periods. These decreases resulted from an expected shift in product mix primarily resulting from acquisitions of commercial and industrial product lines completed at the end of fiscal 1996.

Selling, General and Administrative ("SG&A"). As a percentage of sales, SG&A was 30.7% for the quarter, and 30.9% for the six month period ended July 31, 1996, decreasing, as a percentage of sales, by 1.6% and 1.7%, respectively, from the prior year's comparable periods. The improvements were related to continued cost containment initiatives as well as the impact from acquired businesses which have, after integration, a SG&A level as a percentage of sales below the Company's historical levels.

Amortization of Intangible Assets. Amortization of intangible assets decreased by $3.0 million in the three month and six month periods of fiscal 1997 from the prior year's comparable periods due to the "Reorganization Value in Excess of Identifiable Assets" attributable to the Company's former parent, which became fully amortized in June 1996. This decrease was slightly offset by amortization related to intangibles recorded in connection with the Company's acquisitions consummated during the fourth quarter of fiscal 1996. Amortization of intangible assets related to such "Reorganization Value in Excess of Identifiable Assets" was $15.6 million in the six months ended July 31, 1996 and $18.7 million in the six months ended July 31, 1995.

Other Income (Expense), Net. In the three month and six month periods of fiscal 1997, other income (expense), net included a gain of $1.9 million from an insurance settlement related to a fire at the Company's Belgian facility in July 1993.

Adjusted Income Before Interest and Taxes. Adjusted income before interest and taxes increased $1.9 million, or 15.4%, from $12.3 million for the three month period ended July 31, 1995, to $14.2 million for the three month period ended July 31, 1996. For the six month period ended July 31, 1996, adjusted income before interest and taxes increased $3.8 million, or 17.4%, to $25.7 million from $21.9 million for the prior year's comparable period due principally to the reasons described above.

EBITDA. EBITDA as a percentage of sales was 17.1% in each of the six month periods. Increased sales and the improvement in SG&A as a percentage of sales were offset by expected decreases in the gross profit percentages.

Interest Income (Expense), Net. Interest expense, net of interest income, decreased to $1.6 million during the first six months of fiscal 1997 and $0.7 million in the second quarter of fiscal 1997 from $6.6 million and $3.5 million, respectively, in the prior year's comparable periods due to a reduction in borrowings resulting from the repayment of debt with proceeds from the Company's equity offering in the fourth quarter of fiscal 1996, and more favorable interest rates resulting from the refinancing of debt in July 1995.

Income Taxes. The effective tax rate differs from the statutory rate primarily because of the nondeductibility of the "Amortization of Reorganization Value in Excess of Identifiable Assets."


Liquidity and Capital Resources
- -------------------------------


  The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal on its outstanding indebtedness and capital expenditures. The Company believes that cash flow from operating activities and periodic borrowings will be adequate to meet the Company's operating cash requirements in the future.

  In the six months ended July 31, 1996, cash provided by operating activities was $1.3 million, an increase of $1.9 million from the prior year's comparable period resulting from improved operating results and reduced interest offset by increases in working capital which were required to fund the higher sales volume and new initiatives such as the introduction of new consumer products in the current year.

  Cash utilized for capital expenditures during the six months ended July 31, 1996 was $7.4 million. During the first six months of fiscal 1997, capital expenditures have increased over historical levels due to expenditures associated with new dealerships in the U.S. and France and the expansion of manufacturing operations at the Company's Everpure facility. Capital expenditures are expected to continue to be made, as required, for the purpose of maintaining and improving operating facilities and equipment to increase manufacturing efficiencies and enhance the Company's competitiveness and profitability on a worldwide basis.

  At July 31, 1996, the Company had available credit under its bank credit facility (the "Credit Facility") of $114 million. The Credit Facility is available, among other things, to finance the working capital needs of the Company, fund standby letters of credit to support international debt and finance acquisitions. Loans obtained under the Credit Facility bear interest, at the election of the Company, at either the bank's base rate or a Eurodollar rate, in both cases, together with an applicable margin based on the consolidated financial performance of the Company.

  In the fourth quarter of fiscal 1996, the Company completed a public offering of 4,025,000 shares of common stock, at $23.50 per share, providing net proceeds of approximately $87 million which were used to repay indebtedness under the Credit Facility. The offering proceeds have provided the Company with a capital structure which will enable it to pursue its acquisition initiatives and strategically compete in the water industry today.

  Since the spin-off from its former parent in September 1995, the Company completed several acquisitions of businesses which complement existing products and operations of the Company. The aggregate purchase price of approximately $21.6 million, which includes the assumption of approximately $3.9 million of debt, was financed through borrowings under the Credit Facility. The Company intends to continue to make strategic acquisitions as part of its business strategy and presently expects to finance these activities either by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. No assurance can be given, however, with respect to the financial or business effect of any possible future acquisitions.

  The Company's principal non-U.S. operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company's subsidiaries in Spain, Italy and Belgium are subject to currency fluctuations because these subsidiaries have monetary assets and liabilities denominated in other than their respective local currencies. It is the Company's policy not to speculate in non-U.S. currencies, but rather to hedge against currency changes by using bank borrowings by its non-U.S. subsidiaries to reduce the extent to which its monetary assets are at risk. From time to time, the Company has entered into forward exchange contracts in order to hedge its exposure on certain intercompany transactions. At July 31, 1996, the Company had three forward exchange contracts. One contract for $2.0 million expired in August 1996 and the other contracts for $4.3 million expire in July 1997. Net assets of the Company's non-U.S. subsidiaries translated at July 31, 1996 exchange rates were approximately $41.0 million at July 31, 1996, an increase of approximately 10% from January 31, 1996.

PART II - OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Stockholders of the Company was held on June 14, 1996 at its corporate headquarters in Northbrook, Illinois. At the meeting, stockholders elected four directors, all of whom were previously serving as directors of the Company, for a three-year term expiring in 1999. The directors elected and the votes cast for and withheld were as follows:

   DOUGLAS A. PERTZ       14,102,756 For        10,633 Withheld
   ROBERT L. ROSEN        14,103,051 For        10,338 Withheld
   MARC J. ROWAN          14,103,001 For        10,388 Withheld
   STEPHEN J. SOLARZ      14,092,807 For        20,582 Withheld

  At the meeting, stockholders also (a) approved a new Directors' Stock Plan by a vote of 13,365,373 for, 474,045 against, 3,971 abstain (including broker non-votes); (b) approved an amendment to the Company's 1995 Stock Option and Incentive Compensation Plan to increase the number of options available for grant thereunder by a vote of 13,434,365 for, 675,981 against, 3,043 abstain (including broker non-votes); and (c) ratified and approved the appointment of KPMG Peat Marwick LLP as independent auditors for the Company by a vote of 14,108,524 for, 3,680 against, 1,185 abstain (including broker non-votes).

Item 5. Other Matters.

Stockholder Rights Plan

  On September 13, 1996 the Company adopted a stockholder rights plan and authorized the execution of the Rights Agreement between the Company and The First National Bank of Boston, as Rights Agent (the "Rights Agreement"). The rights plan is intended to deter coercive or partial offers which will not provide fair value to all stockholders and enhance the Board's ability to represent all stockholders and thereby maximize stockholder values.

  Pursuant to the Rights Agreement, one right ("Right") will be issued for each share of common stock, par value $.01 per share, of the Company outstanding as of the close of business on September 26, 1996. Each of the Rights will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a price of $78 per one one-hundredth of a share. The Rights generally will not become exercisable unless and until, among other things, any person acquires 15% or more of the outstanding stock (other than a person that owned 15% or more on September 3, 1996 as long as such person does not increase its percentage ownership by more than five percentage points over its percentage ownership on such date). The new Rights are generally redeemable at $.005 per Right at any time until 10 business days following a public announcement that a 15% or greater position in the Company's common stock has been acquired and will expire, unless earlier redeemed or extended, on September 13, 1997.

  A description of the new Rights is set forth in Exhibit C to the Rights Agreement, a copy of which is incorporated herein by reference.

Employee Loan Program

  The Company has implemented a loan program to facilitate the purchase by employees of shares of the Company's Common Stock in the open market. The program provides that if requested by employees, the Company will make loans to such employees in an amount not to exceed 75% of the aggregate purchase price of the shares purchased. Such loans will bear interest at floating rates based on the interest rate payable from time to time on borrowings under the Credit Facility, and will mature on the earliest of (a) the fifth anniversary of the date of the loan, (b) 90 days following termination of the employee's employment with the Company or (c) acceleration of the maturity of the loan as a result of certain events of default.

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------



          (b)  Reports on Form 8-K

               The registrant did not file any reports on Form 8-K during the three months ended July 31, 1996.

          (c)  Exhibits.

          Exhibit No.    Description
          -----------    -----------

          4 Rights Agreement, dated as of September 13, 1996 between Culligan Water Technologies, Inc. and The First National Bank of Boston, as Rights Agent, including the Form of Certificate of Designation, Preferences and Rights setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share, as Exhibit A, the Form of Rights Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on September 16, 1996).

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


                                       CULLIGAN WATER TECHNOLOGIES, INC.
                                       (REGISTRANT)



                                       By /s/ Michael E. Salvati
                                       ----------------------------------
                                       Name:   Michael E. Salvati
                                       Title:  Vice President, Finance and
                                                Chief Financial Officer



Date:   September 16, 1996
       --------------------------------