Form 10-Q
period 1996-10-31
CULLIGAN WATER TECHNOLOGIES INC
filed 1996-12-13
CIK 945382

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -----------------------

Commission File Number:   0 - 26630
                         -----------

                       CULLIGAN WATER TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                            51-0350629
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

One Culligan Parkway, Northbrook, IL                              60062
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                (847) 205-6000
                  ------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                   X   Yes                                No
                  ---                                ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,342,957 shares of common stock, par value $0.01 per share, as of December 5, 1996.

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------


                                                                     Page Number
                                                                     -----------
PART I -  FINANCIAL INFORMATION
          ---------------------

          Item 1:  Financial Statements

          Consolidated Condensed Balance Sheets at January 31, 1996
          and October 31, 1996......................................      1

          Consolidated Condensed Statements of Operations for the
          three months ended October 31, 1995 and 1996..............      3

          Consolidated Condensed Statements of Operations for the
          nine months ended October 31, 1995 and 1996...............      4

          Consolidated Condensed Statements of Cash Flows for the
          nine months ended October 31, 1995 and 1996...............      5

          Notes to the Consolidated Condensed Financial Statements..      6


          Item 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................      8


PART II - OTHER INFORMATION
          -----------------

          Item 6:  Exhibits and Reports on Form 8-K.................     11

          Signature.................................................     12

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   AT JANUARY 31, 1996 AND OCTOBER 31, 1996
                                (IN THOUSANDS)



                                                                                                  January 31,       October 31,
                                                                                                         1996              1996
                                                                                                  -----------       -----------
                                                                                                    (audited)       (unaudited)
                Assets
                ------
Current assets:
   Cash and cash equivalents.......................................................................  $  3,877          $  6,733
   Accounts and notes receivable, net of allowance for doubtful accounts of $6,470
      and $5,930 at January 31, 1996 and October 31, 1996, respectively............................    68,725            82,173
   Inventories.....................................................................................    39,967            46,820
   Deferred income taxes...........................................................................    10,614            10,604
   Prepaid and other current assets................................................................     4,961             4,493
                                                                                                     --------          --------

      Total current assets.........................................................................   128,144           150,823

Property, plant and equipment, net of accumulated depreciation.....................................    70,749            75,101

Intangible assets, less accumulated amortization of $100,162 and $117,051 at
   January 31, 1996 and October 31, 1996, respectively.............................................    73,233            72,689

Other noncurrent assets............................................................................    20,444            24,294
                                                                                                     --------          --------

          Total assets.............................................................................  $292,570          $322,907
                                                                                                     ========          ========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   AT JANUARY 31, 1996 AND OCTOBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                      January 31,       October 31,
                                                                                                             1996              1996
                                                                                                      -----------       -----------
                                                                                                        (audited)       (unaudited)
          Liabilities and Stockholders' Equity
          ------------------------------------
Current liabilities:
   Accounts payable.................................................................................    $ 22,999          $ 25,735
   Accrued expenses and other current liabilities...................................................      40,902            35,740
   Short-term debt and current maturities of long-term debt.........................................       9,186            15,118
                                                                                                        --------          --------
        Total current liabilities...................................................................      73,087            76,593
                                                                                                        --------          --------
Long-term liabilities:
   Long-term debt...................................................................................      39,138            20,477
   Noncurrent and deferred income taxes.............................................................      29,939            29,142
   Other noncurrent liabilities.....................................................................      31,317            31,832
                                                                                                        --------          --------
        Total long-term liabilities.................................................................     100,394            81,451
                                                                                                        --------          --------
Stockholders' equity:
   Common stock ($.01 par value; 60,000,000 shares authorized;
        19,914,450 and 21,342,957 shares issued and outstanding at
        January 31, 1996 and October 31, 1996, respectively)........................................         199               213
   Additional paid-in capital.......................................................................     195,956           235,486
   Retained earnings (deficit)......................................................................     (77,665)          (70,300)
   Foreign currency translation adjustment..........................................................         599              (536)
                                                                                                        --------          --------
        Total stockholders' equity..................................................................     119,089           164,863
                                                                                                        --------          --------
        Total liabilities and stockholders' equity..................................................    $292,570          $322,907
                                                                                                        ========          ========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED OCTOBER 31, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)





                                                                                                  Three Months   Three Months
                                                                                                     Ended          Ended
                                                                                                  October 31,    October 31,
                                                                                                     1995           1996
                                                                                                 -------------  -------------

Net sales.............................................................................            $    74,212    $    97,104
Cost of goods sold....................................................................                 41,031         54,494
                                                                                                  -----------    -----------
     Gross profit.....................................................................                 33,181         42,610

Selling, general and administrative expenses..........................................                 23,221         29,274
Amortization of intangible assets.....................................................                  9,661            551
                                                                                                  -----------    -----------

     Operating income.................................................................                    299         12,785

Interest income.......................................................................                    431            725
Interest expense......................................................................                 (2,769)        (1,371)
Other income, net.....................................................................                  1,118            896
                                                                                                  -----------    -----------

     Income (loss) before income taxes................................................                   (921)        13,035

Income taxes..........................................................................                  3,384          5,084
                                                                                                  -----------    -----------

     Net income (loss)................................................................            $    (4,305)   $     7,951
                                                                                                  ===========    ===========

     Net income (loss) per share (Note 2).............................................            $     (0.27)   $      0.37
                                                                                                  ===========    ===========

     Weighted average shares outstanding..............................................             15,889,450     21,310,262
                                                                                                  ===========    ===========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)





                                                 Nine Months   Nine Months
                                                       Ended         Ended
                                                 October 31,   October 31,
                                                        1995          1996
                                                ------------  ------------

Net sales......................................  $   223,194   $   272,416
Cost of goods sold.............................      121,710       151,696
                                                 -----------   -----------

     Gross profit..............................      101,484       120,720

Selling, general and administrative expenses...       71,731        83,324
Amortization of intangible assets..............       28,982        16,896
                                                 -----------   -----------

     Operating income..........................          771        20,500

Interest income................................        1,201         1,818
Interest expense on indebtedness to Samsonite..       (5,207)           --
Interest expense - other.......................       (4,935)       (4,076)
Other income, net..............................        2,362         3,865
                                                 -----------   -----------

     Income (loss) before income taxes.........       (5,808)       22,107

Income taxes...................................        9,664        14,743
                                                 -----------   -----------

     Net income (loss).........................  $   (15,472)  $     7,364
                                                 ===========   ===========

     Net income (loss) per share (Note 2)......  $     (0.97)        $0.35
                                                 ===========   ===========

     Weighted average shares outstanding.......   15,889,450    21,163,346
                                                 ===========   ===========




     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1996
                                (IN THOUSANDS)


                                                                                             Nine Months           Nine Months
                                                                                                   Ended                 Ended
                                                                                              October 31,           October 31,
                                                                                                    1995                  1996
                                                                                             ------------          ------------
Cash flows from operating activities:
   Net income (loss)................................................................           $ (15,472)             $  7,364
   Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
       Amortization.................................................................              28,982                16,896
       Depreciation.................................................................               6,905                 7,405
       Deferred income taxes........................................................              (1,573)                 (796)
       Gain on sale of property, plant and equipment................................                (206)                 (103)
       Gain on insurance settlement.................................................                  --                (1,980)
       Changes in assets and liabilities:
         Receivables, net...........................................................              (5,938)              (12,467)
         Inventories................................................................              (1,207)               (6,668)
         Other current assets.......................................................              (1,787)                 (579)
         Accounts payable and accrued expenses......................................              (2,299)                1,439
       Other, net...................................................................               1,177                (3,907)
                                                                                               ---------              --------
         Net cash provided by operating activities..................................               8,582                 6,604
                                                                                               ---------              --------
Cash flows from investing activities:
       Proceeds from sale of property, plant and equipment..........................               1,674                 5,760
       Purchases of property, plant and equipment...................................              (8,203)              (11,231)
       Proceeds from insurance settlement...........................................                  --                 4,500
       Payments for acquisitions....................................................                (869)              (13,961)
                                                                                               ---------              --------
         Net cash used in investing activities......................................              (7,398)              (14,932)
                                                                                               ---------              --------
Cash flows from financing activities:
       Funding to Samsonite, net....................................................            (111,125)                   --
       Proceeds from stock offering.................................................                  --                27,063
       Proceeds from exercise of common stock options...............................                  --                 5,769
       Net borrowings (repayments) of long-term debt................................             103,971               (26,195)
       Net short-term borrowings....................................................               1,318                 4,803
                                                                                               ---------              --------
         Net cash provided by (used in) financing activities........................              (5,836)               11,440
                                                                                               ---------              --------
Effect of foreign exchange rate changes on cash.....................................                 428                  (256)
                                                                                               ---------              --------
Net increase (decrease) in cash and cash equivalents................................              (4,224)                2,856

Cash and cash equivalents at beginning of year......................................               5,926                 3,877
                                                                                               ---------              --------
Cash and cash equivalents at end of period..........................................           $   1,702              $  6,733
                                                                                               =========              ========

Supplemental disclosure of cash flow information:
       Cash paid during the year for:
         Interest (including to Samsonite)..........................................           $   9,315              $  4,248
         Income taxes (excluding to Samsonite)......................................           $   3,118              $ 12,438
                                                                                               =========              ========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED OCTOBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)



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

2.   NET INCOME (LOSS) PER SHARE

          Net income (loss) per share is computed based on the weighted average number of common shares outstanding. Shares outstanding for the three month and nine month periods ended October 31, 1996 include the dilutive effect of stock options. The effect of these options are not included in shares outstanding for the prior year as they were antidilutive in such periods.


3.   INVENTORIES

     Inventories consisted of the following:                                 January 31,                October 31,
                                                                                    1996                       1996
                                                                             -----------                -----------
                                                                               (audited)                (unaudited)
          Raw materials.............................................           $13,721                   $ 18,232
          Work in process...........................................             3,134                      3,410
          Finished goods............................................            23,112                     25,178
                                                                                ------                     ------
                                                                               $39,967                   $ 46,820
                                                                                ======                     ======


4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                             January 31,                October 31,
                                                                                    1996                      1996
                                                                             -----------                -----------
                                                                               (audited)                (unaudited)
          Land and land improvements................................           $ 25,378                  $ 21,130
          Buildings.................................................             24,039                    26,692
          Machinery and equipment...................................             34,561                    47,963
                                                                                -------                    ------
                                                                                 83,978                    95,785

          Less accumulated depreciation............................             (13,229)                  (20,684)
                                                                                -------                    ------
                                                                               $ 70,749                  $ 75,101
                                                                                 ======                    ======

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE QUARTER ENDED OCTOBER 31, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)




5. INTANGIBLE ASSETS

   Intangible assets consisted of the following:                         January 31,          October 31,
                                                                             1996                1996
                                                                         -----------          -----------
                                                                            (audited)         (unaudited)

     Reorganization value in excess of identifiable assets..........         $15,551             $    --
     Tradenames.....................................................          45,373              44,463
     Other intangible assets........................................          12,309              28,226
                                                                             -------             -------
                                                                             $73,233             $72,689
                                                                             =======             =======
   Amortization of intangible assets consists of the following:

                                                                       Three Months Ended              Nine Months Ended
                                                      Expected             October 31,                    October 31,
                                                        Useful     ----------------------------    -------------------------
                                                          Life            1995             1996           1995          1996
                                                      --------     -----------      -----------    -----------   -----------
                                                       (years)     (unaudited)      (unaudited)    (unaudited)   (unaudited)

     Amortization of reorganization value in
      excess of identifiable assets...............           3         $9,331             $ --        $27,991       $15,551
     Amortization of tradenames...................          40            325              325            975           975
                                                                       ------             ----        -------       -------
     "Fresh start" amortization...................                      9,656              325         28,966        16,526
     Amortization of other intangibles............     3 to 40              5              226             16           370
                                                                       ------             ----        -------       -------
     Amortization of intangible assets............                     $9,661             $551        $28,982       $16,896
                                                                       ======             ====        =======       =======

"Fresh start" amortization consists primarily of amortization of reorganization value in excess of identifiable assets and represents the expense arising from the adoption of "fresh start" accounting in accordance with SOP 90-7. Such amortization of reorganization value in excess of identifiable assets was recorded over a period of three years and ceased on June 30, 1996.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following:
                                           January 31,         October 31,
                                                  1996                1996
                                           -----------         -----------
                                             (audited)         (unaudited)

     Accrued compensation and vacation..       $13,069             $11,759
     Accruals for claims in litigation..         5,063               3,874
     Other..............................        22,770              20,107
                                               -------             -------
                                               $40,902             $35,740
                                               =======             =======


7.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

During the third quarter of fiscal 1997, the Company issued additional shares of common stock upon the exercise of over-allotment options granted to underwriters in connection with a secondary public offering of shares of the Company's common stock. The net proceeds from the issuance of such shares of approximately $32 million were used to repay indebtedness under the Credit Facility. In addition, as a result of the exercise of stock options by one of the selling stockholders in the offering, the Company recognized an income tax benefit of approximately $6.7 million which it recorded as additional paid-in capital during the quarter.

8.  OTHER INCOME, NET

Results for the three month and nine month periods ended October 31, 1996, include a gain on an insurance settlement of $100 and $1,980, respectively. The gain is associated with a fire which substantially destroyed the Company's facility in Belgium in July 1993.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARATIVE SUMMARY OF OPERATING RESULTS
----------------------------------------

  The following discussion and analysis of results of operations compare (i) the Company's results of operations for the three months ended October 31, 1996 with the Company's results of operations for the three months ended October 31, 1995, and (ii) the Company's results of operations for the nine months ended October 31, 1996 with the results of operations for the nine months ended October 31, 1995.

  As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three and nine months ended October 31, 1995 and October 31, 1996.


                                                   Three months ended                               Nine months ended
                                                      October 31,                                       October 31,
                                      --------------------------------------------      --------------------------------------------
                                              1995                    1996                     1995                      1996
                                      -------------------      -------------------      --------------------      ------------------
                                                                           (dollars in thousands)
                                      Dollars        %         Dollars        %         Dollars         %         Dollars       %
                                      --------    -------      -------      ------      --------      ------      --------    ------
Net sales............................ $74,212      100.0%      $97,104      100.0%      $223,194      100.0%      $272,416    100.0%
Gross profit.........................  33,181       44.7%       42,610       43.9%       101,484       45.5%       120,720     44.3%
Selling, general and administrative
  expenses...........................  23,221       31.3%       29,274       30.1%        71,731       32.1%        83,324     30.6%
Amortization of intangible assets....   9,661                      551                    28,982                    16,896
                                      -------                  -------                  --------                  --------

Operating income.....................     299                   12,785                       771                    20,500
Other income, net (a)................   1,118                      896                     2,362                     3,865
                                      -------                  -------                  --------                  --------
Income before interest and income
  taxes.............................. $ 1,417                  $13,681                  $  3,133                  $ 24,365
                                      =======                  =======                  ========                  ========
Adjusted income before interest
  and taxes (b)...................... $11,458       15.4%      $14,019       14.4%      $ 33,331       14.9%      $ 39,702     14.6%

EBITDA(b)............................ $13,480       18.2%      $16,700       17.2%      $ 39,020       17.5%      $ 46,686     17.1%
-------------------------

(a) Other income, net for the three month and nine month periods ended October 31, 1996 includes a gain of $100 and $1,980, respectively. The gain relates to an insurance settlement associated with a fire at the Company's Belgian facility in July 1993.

(b) Adjusted income before interest and taxes and EBITDA have been calculated as follows:

                                                                   Three months ended        Nine months ended
                                                                       October 31,              October 31,
                                                                  --------------------      --------------------
                                                                   1995         1996         1995         1996
                                                                  -------      -------      -------      -------
                                                                               (dollars in thousands)
Income before interest and taxes................................  $ 1,417      $13,681      $ 3,133      $24,365
"Fresh start" amortization and depreciation.....................   10,041          438       30,198       17,317
Gain on insurance settlement....................................      --          (100)         --        (1,980)
                                                                  -------      -------      -------      -------
Adjusted income before interest and taxes.......................   11,458       14,019       33,331       39,702
Depreciation and amortization (other than "fresh start")........    2,022        2,681        5,689        6,984
                                                                  -------      -------      -------      -------
EBITDA..........................................................  $13,480      $16,700      $39,020      $46,686
                                                                  =======      =======      =======      =======

Three Month and Nine Month Periods Ended October 31, 1996 Compared to the Three Month and Nine Month Periods Ended October 31, 1995
---------------------------------------------------

  Net Sales. Net sales increased $22.9 million, or 30.8%, from $74.2 million for the three months ended October 31, 1995 to $97.1 million for the three months ended October 31,1996 and increased $49.2 million, or 22.1%, from $223.2 million for the nine months ended October 31, 1995 to $272.4 million for the nine months ended October 31, 1996. In the first nine months of the current fiscal year, household product sales consisting of household softeners and filters, drinking and bottled water products, and consumer market products increased $25.9 million, or 21.4%, primarily due to increased sales at Company-owned dealerships in both the U.S. and France, the continued demand for the Company's drinking and bottled water products in the U.S. and the initial results from the roll out of consumer market products during the third quarter. Approximately $4.0 million of the increase in year-to-date household product sales was attributable to the acquisition of retail dealers. Commercial and industrial product sales increased $23.4 million, or 22.8%, primarily due to acquisitions consummated in the fourth quarter of fiscal 1996 and increased market penetration in non-U.S. markets.

  Gross Profit. Gross profit increased to $42.6 million for the three month period from $33.2 million in the prior year, an increase of $9.4 million, or 28.4%, and increased to $120.7 million for the nine months ended October 31, 1996 from $101.5 million in the prior year, an increase of $19.2 million, or 19.0%. Gross profit as a percentage of sales decreased to 43.9% during the third quarter of fiscal 1997 and to 44.3% for the nine month period ended October 31, 1996 from 44.7% and 45.5%, respectively, during the prior year's comparable periods. These decreases resulted from an expected shift in product mix primarily resulting from the introduction of the bottle water cooler product line and the acquisitions of commercial and industrial product lines completed at the end of fiscal 1996.

  Selling, General and Administrative ("SG&A"). As a percentage of sales, SG&A was 30.1% for the quarter, and 30.6% for the nine month period ended October 31, 1996, decreasing, as a percentage of sales, by 1.2% and 1.5%, respectively, from the prior year's comparable periods. The improvements were related to continued cost containment initiatives as well as the impact from acquired businesses which have, after integration, a SG&A level as a percentage of sales below the Company's historical levels.

  Amortization of Intangible Assets. Amortization of intangible assets decreased by $9.1 million in the three month period and $12.1 million in the nine month period of fiscal 1997 from the prior year's comparable periods due to the "Reorganization Value in Excess of Identifiable Assets" attributable to the reorganization of the Company's former parent, which became fully amortized in June 1996. This decrease was slightly offset by amortization related to intangibles recorded in connection with the Company's acquisitions consummated during the fourth quarter of fiscal 1996 and the first nine months of fiscal 1997. Amortization of intangible assets related to such "Reorganization Value in Excess of Identifiable Assets" was $15.6 million in the nine months ended October 31, 1996 and $28.0 million in the nine months ended October 31, 1995.

  Other Income, Net. In the nine month period of fiscal 1997, other income, net included a gain of $2.0 million, from an insurance settlement related to a fire at the Company's Belgian facility in July 1993.

  Adjusted Income Before Interest and Taxes. Adjusted income before interest and taxes increased $2.6 million, or 22.4%, from $11.4 million for the three month period ended October 31, 1995, to $14.0 million for the three month period ended October 31, 1996. For the nine month period ended October 31, 1996, adjusted income before interest and taxes increased $6.4 million, or 19.1%, to $39.7 million from $33.3 million for the prior year's comparable period due to the reasons described above.

  EBITDA. EBITDA as a percentage of sales was 17.1% in the nine months ended October 31, 1996 compared to 17.5% in the prior year period. Increased sales and the improvement in SG&A as a percentage of sales were offset by expected decreases in the gross profit percentages.

  Interest Income (Expense), Net. Interest expense, net of interest income, decreased to $0.6 million and to $2.3 million in the three month and nine month periods of fiscal 1997, respectively, from $2.3 million and $8.9 million in the prior year's comparable periods. Such decrease was primarily due to a reduction in borrowings resulting from the repayment of debt with proceeds from the Company's equity offering in the fourth quarter of fiscal 1996. Additionally, more favorable interest rates resulting from the refinancing of debt in July 1995 reduced interest, net during the first nine months of fiscal 1997.

  Income Taxes. The effective tax rate differs from the statutory rate primarily because of the nondeductibility of the amortization of "Reorganization Value in Excess of Identifiable Assets " attributable to the Company's former parent.

Liquidity and Capital Resources
-------------------------------


  The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal on its outstanding indebtedness and capital expenditures. The Company believes that cash flow from operating activities and periodic borrowings will be adequate to meet the Company's operating cash requirements in the future.

  In the nine months ended October 31, 1996, cash provided by operating activities was $6.6 million, a decrease of $2.0 million from the prior year's comparable period resulting from improved operating results and reduced interest offset by increases in working capital which were required to fund the higher sales volume and new initiatives such as the introduction of new consumer products in the current year.

  Cash utilized for capital expenditures during the nine months ended October 31, 1996 was $11.2 million. During the first nine months of fiscal 1997, capital expenditures have increased over historical levels due to expenditures associated with new dealerships in the U.S. and France and the expansion of manufacturing operations at the Company's Everpure facility. Capital expenditures are expected to continue to be made, as required, for the purpose of maintaining and improving operating facilities and equipment to increase manufacturing efficiencies and enhance the Company's competitiveness and profitability on a worldwide basis.

  At October 31, 1996, the Company had available credit under its bank credit facility (the "Credit Facility") of $137 million. The Credit Facility is available, among other things, to finance the working capital needs of the Company, fund standby letters of credit to support international debt and finance acquisitions. Loans obtained under the Credit Facility bear interest, at the election of the Company, at either the bank's base rate or a Eurodollar rate, in both cases, together with an applicable margin based on the consolidated financial performance of the Company.

  During the third quarter of fiscal 1997, the Company issued additional shares of common stock upon the exercise of over-allotment options granted to underwriters in connection with a secondary public offering of shares of the Company's common stock. The net proceeds from the issuance of such shares of approximately $32 million were used to repay indebtedness under the Credit Facility. In addition, as a result of the exercise of stock options by one of the selling stockholders in the offering, the Company recognized an income tax benefit of approximately $6.7 million which it recorded as additional paid-in capital during the quarter.

  Since the spin-off from its former parent in September 1995, the Company completed several acquisitions of businesses which complement existing products and operations of the Company. The aggregate purchase price of approximately $40.3 million, which includes the assumption of approximately $12.4 million of debt, was financed through borrowings under the Credit Facility. The Company intends to continue to make strategic acquisitions as part of its business strategy and presently expects to finance these activities either by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. No assurance can be given, however, with respect to the financial or business effect of any possible future acquisitions.

  The Company's principal non-U.S. operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company's subsidiaries in Spain, Italy and Belgium are subject to currency fluctuations because these subsidiaries have monetary assets and liabilities denominated in other than their respective local currencies. It is the Company's policy not to speculate in non-U.S. currencies, but rather to hedge against currency changes by using bank borrowings by its non-U.S. subsidiaries to reduce the extent to which its monetary assets are at risk. From time to time, the Company has entered into forward exchange contracts in order to hedge its exposure on certain intercompany transactions. At October 31, 1996, the Company had two forward exchange contracts. The contracts, for an aggregate of $4.2 million, expire in July 1997. Net assets of the Company's non-U.S. subsidiaries translated at October 31, 1996 exchange rates were approximately $43.9 million at October 31, 1996, an increase of approximately 17% from January 31, 1996.

PART II - OTHER INFORMATION
---------------------------


Item 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (b)  Reports on Form 8-K

              The registrant did not file any reports on Form 8-K during the three months ended October 31, 1996.

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



                                     CULLIGAN WATER TECHNOLOGIES, INC.
                                     (REGISTRANT)



                                     By /S/ Michael E. Salvati
                                        ---------------------------------------
                                        Name:   Michael E. Salvati
                                        Title:  Vice President, Finance and
                                                  Chief Financial Officer



Date:   December 13, 1996
        --------------------