Form 10-K405
period 1997-01-31
CULLIGAN WATER TECHNOLOGIES INC
filed 1997-05-01
CIK 945382

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  -----------

                                   Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM       TO
                                   -------  -------
     COMMISSION FILE NUMBER
                            -------------

                       CULLIGAN WATER TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)
                             --------------------

Delaware                                                          51-0350629
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

One Culligan Parkway                                                   60062
Northbrook, Illinois                                              (Zip Code)
(Address of principal
executive offices)

      Registrant's telephone number, including area code:  (847) 205-6000
                             --------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of Each Class                                      on which registered
-------------------                                    ---------------------
Common Stock, $.01 par value                   New York Stock Exchange, Inc.
Preferred Stock Purchase Rights                New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $565,483,158 as of April 25, 1997 (based on a closing market price on such date of $40.25; excludes 7,334,859 shares held by persons who may be deemed to be affiliates of the registrant).

     There were 21,384,130 shares of the registrant's Common Stock ($.01 par value) outstanding as of April 25, 1997.

                      Documents Incorporated by Reference
                      -----------------------------------

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 13, 1997 are incorporated by reference in Part III.

                                    PART I

ITEM 1.  BUSINESS

General

     Culligan Water Technologies, Inc. (the "Company" or "Culligan") is one of the world's leading manufacturers and distributors of water purification and treatment products and services for household and consumer, and commercial and industrial applications. Products and services offered by Culligan range from those designed to solve residential water problems, such as filters for tap water and household water softeners, to highly sophisticated equipment and services, such as ultrafiltration and microfiltration products, desalination systems and portable deionization services ("PDS"), designed for complex commercial and industrial applications. In addition, Culligan's licensed bottled water sales now rank fourth in the five-gallon bottled water market in the United States. In fiscal 1997, Culligan entered the consumer market selling water filtration products directly to retailers.

     Culligan has been an active participant in the water purification and treatment industry since 1936, and its Culligan(R), Everpure(R) and Bruner(R) brands are among the most recognized in the industry. Culligan's products are sold and serviced in over 90 countries through a worldwide network of over 1,400 sales and service centers. Supporting this distribution network, Culligan maintains manufacturing facilities in the United States, Italy, Spain and Canada. During the last 15 years, Culligan's residential water treatment systems have been installed in over 3 million households in the United States, representing the largest installed base in the country. In addition, over 1.5 million of Culligan's commercial, industrial, municipal and desalination systems have been installed worldwide. Culligan's customer base includes such well known names as McDonald's(R), Coca-Cola(R), Pepsi-Cola(R), Starbucks(R), 7-Eleven(R), Navistar, Owens-Corning, Eli Lilly, Carnival Cruise Lines, Ingersoll-Rand and Union Carbide.

     With net sales of $371 million for the fiscal year ended January 31, 1997, Culligan is one of the leaders in the highly fragmented water purification and treatment industry. Culligan and its dealers provide a wide range of services to support its products and offer a full line of accessories and replacement parts. Approximately 46% of Culligan's revenues in fiscal 1997 were derived from sources believed to be recurring in nature, such as servicing installed equipment, sales of replacement parts, filters and other consumables, equipment rental and royalties. In fiscal 1997, approximately 36% of Culligan's revenues were from export and international sales. Culligan conducts its activities in two principal areas: household and consumer and commercial and industrial.


Certain Historical Information

     Until September 1995, the Company was a wholly-owned subsidiary of Samsonite Corporation ("Samsonite"), formerly known as Astrum International Corp. ("Astrum"). In September 1995, Samsonite distributed to its stockholders all of the Company's then outstanding Common Stock, and the Company became a separate public company (the "Spin-off"). In December 1995, the Company successfully completed a public offering of 4,025,000 shares of Common Stock realizing net proceeds of approximately $85 million and its Common Stock is now listed on the New York Stock Exchange, Inc. In addition, in October 1996, the Company issued additional shares of its common stock upon the exercise of over-allotment options granted to underwriters in connection with a secondary public offering of shares of Common Stock and received net proceeds of approximately $32 million from the issuance of such shares and the exercise of stock options by one of the selling stockholders in such secondary offering.

     In June 1993, Samsonite's predecessor, Astrum, emerged from bankruptcy and as a result, Samsonite and all of its subsidiaries, including the Company, were required to adjust their assets and liabilities to reflect their fair values. The reorganization value in excess of identifiable assets of the Company, which was $112 million at the time of Astrum's emergence from bankruptcy, was amortized through charges to the consolidated statement of operations over a three year period that ended in June 1996. While these amounts represent non-cash charges, they have had an adverse effect on the Company's reported results of operations in fiscal years 1994, 1995, 1996 and the first two fiscal quarters of 1997. See "Item 6. Selected Financial Data."


Industry Overview

     Water purification and treatment has developed into a multi-billion dollar global industry in response to an increasingly limited supply of drinkable water, global economic expansion, the increasing need for high-quality or ultrapure water by commercial and industrial companies, heightened public health and safety concerns relating to drinking water, and the promulgation of numerous governmental regulations for water quality. The Science Advisory Board of the United States Environmental Protection Agency (the "EPA"), an independent panel established by Congress, has cited drinking water contamination as one of the highest ranking environmental risks. In recognition of the importance of the public's concerns about drinking water, Congress recently re-enacted the Safe Drinking Water Act. The Company believes that it enjoys a competitive advantage based on its widely recognized brand names, extensive distribution network, broad range of products and substantial cash flow available for investment, product development and marketing activities.

     The Company believes that it has benefited from, and is in a position to continue to benefit from, several existing and emerging market trends, including increased consumer emphasis on health and safety concerns relating to drinking water and water supplies, growing demand for better water quality in commercial establishments and industrial manufacturing processes and continued promulgation of Federal, state and local regulations relating to water purification and treatment.

     Principal components of the water purification and treatment industry include the household, bottled water, commercial and industrial, municipal and wastewater treatment markets. The Company is currently in each of these markets.

     Household. The household market includes the sale or rental of water softening and conditioning equipment and other products installed at the point-of-entry to a residential water system, as well as point-of-use filtration systems designed to improve the quality of drinking water. Household point-of-entry and point-of-use water treatment systems are used to remove lead and other health-related contaminants, eliminate chlorine and unpleasant odors and tastes and soften hard water by removing minerals. Consumers' equipment needs vary by geographical region as a result of differing water qualities and problems. The market for such systems in the United States continues to grow in response to public concerns relating to the quality of drinking water.

     Consumer. The rapidly growing consumer market consists of the sale through retail distribution channels of water purification and treatment systems, principally of point-of-use filtration systems designed to improve the quality of drinking water. The consumer market also includes the sale of point-of-entry and water softening equipment and systems through do-it-yourself retail distribution channels as well as the distribution of water filtration products by co-branding with appliance and other manufacturers for sale in the retail market. The Company first entered the consumer market in fiscal 1997.

     Bottled Water. The bottled water market consists of the production and sale of water in various sized containers through several channels of distribution. In some cases, bottled water is sold directly to residential and commercial customers, typically in five-gallon bottles that are delivered to the customer's location by the bottled water company. Bottled water is also sold on a retail basis, typically in grocery stores, convenience store chains and vending machines and usually in one-gallon and smaller containers. Because of growing consumer concern over the quality of water and its health effects, the bottled water market has grown substantially in recent years and is expected to continue to expand. The Company is principally engaged in the five-gallon portion of this market.

     Commercial and Industrial. The commercial and industrial market encompasses all equipment and products that treat water for commercial and industrial purposes. Improved or customized water, free of dissolved minerals and health-related contaminants, is an essential element in many products and manufacturing processes. The use of untreated water in commercial and industrial businesses may result in inconsistent product quality as well as diminished equipment performance which can lead to expensive maintenance or replacement costs. Consequently, manufacturers treat incoming water to maintain a consistently acceptable degree of water quality. In addition, advances in manufacturing technology in industries such as electronics and pharmaceuticals are dependent upon highly purified and ultrapure water.

     Municipal. Municipal and other governmental entities are often in need of water treatment systems to supply potable water to their residents. These systems are designed to chlorinate and remove contaminants from water supplies and to desalt brackish water and seawater. Public concern regarding the increasing scarcity of potable water as well as the quality of drinking water have resulted in municipalities seeking to improve the treatment and purification of public water supplies. In addition, requirements established by the EPA and other governmental bodies, including the recently re-enacted Safe Drinking Water Act, have resulted in increasing governmental legislation, regulation and enforcement of strict standards for potable water, thereby contributing to the need for water treatment systems to serve the municipal market. The Company believes that there is a growing market for companies with the ability to operate and maintain drinking water treatment facilities and to provide build, own and operate facilities. The Company first entered the operate and maintain (O&M) portion of the municipal drinking water treatment market in fiscal 1996 with the acquisition of Culligan Operating Services and first entered the build, own and operate portion of the market with the acquisition of Culligan-Enerserve in fiscal 1997.

     Wastewater. The wastewater treatment market involves the design, manufacture, installation, operation and servicing of systems to treat the outgoing wastewater of industrial and commercial companies and municipalities. The growth of the wastewater treatment market is attributable in large part to increased governmental regulation of the discharge of pollutants in wastewater and the disposal of aqueous industrial waste, as well as heightened public awareness of, and concern regarding, the environment and industrial pollution. In addition to the manufacture and installation of equipment and systems to treat wastewater, the Company believes that there is a growing market for companies with the ability to operate and maintain wastewater treatment facilities. The Company first entered the O&M portion of the wastewater market in fiscal 1996 with the acquisition of Culligan Operating Services.

Technologies

     With over 60 years of experience in the water purification and treatment industry, the Company's technology and engineering expertise allow it to offer a wide variety of products and services designed to meet the requirements of its customers. The principal technologies utilized in the Company's offering of products and services are:

     Filtration. A process typically used for separating solids from a liquid by means of a porous substance such as a permeable fabric, layers of inert media (sand, gravel, garnet) or a membrane (such as ultrafiltration or microfiltration). Types of filtration are often characterized by the degree to which solids are separated from the liquid phase being treated. Filters may be used for mechanical, adsorptive, neutralizing, or catalytic processes.

     Reverse Osmosis. A water treatment process that removes undesirable materials from water by using pressure to force the water molecules through a semipermeable membrane. This process is called "reverse" osmosis because the pressure forces the water to flow in the reverse direction (from the concentrated solution to the dilute solution) to the flow direction (from the dilute to the concentrated) in the process of natural osmosis. Reverse osmosis removes ionized salts, colloids, and organic molecules down to a molecular weight of 100.

     Ultrafiltration. A method of cross-flow filtration (similar to reverse osmosis but using lower pressures) which uses a membrane to separate small colloids and large molecules from water and other liquids. The ultrafiltration process falls between reverse osmosis and microfiltration in terms of the size of particles removed, with ultrafiltration removing particles in the 0.002 to
0.1 micron range, and typically rejecting organics over 1,000 molecular weight while passing ions and smaller organics.

     Water Softening. A form of ion exchange used for the reduction/removal of calcium and magnesium ions, which are the principal cause of hardness in water. The cation exchange resin method is most commonly used for residential and commercial water treatment. Ion exchange is a reversible chemical process in which ions from an insoluble permanent solid medium (usually a resin) are exchanged for ions in a solution or fluid mixture surrounding the insoluble medium.

     Deionization. The removal of ionized materials from a solution by a two-phase ion exchange procedure: First, positively-charged ions are removed by a cation exchange resin in exchange for a chemically equivalent amount of hydrogen ions. Second, negatively-charged ions are removed by an anion exchange resin for a chemically equivalent amount of hydroxide ions. The hydrogen and hydroxide ions introduced in this process unite to form water molecules. This process is called deionization or demineralization by ion exchange.


Products and Services

     The Company serves the household and consumer market, including the bottled water market and the commercial and industrial markets including PDS, O&M, build, own and operate and other markets, offering a broad range of products and services. The Company's product lines include filtration devices, reverse osmosis systems, desalination facilities, bottled water, water softeners, deionizers and ultrafiltration products. Product sizes range from small devices for residential customers to large multi-process systems that are custom engineered and manufactured for industrial customers. Through its independent dealers, Company-owned dealers and international distributors, the Company also offers a full line of accessories, replacement parts and services. In addition, the Company is a major provider of PDS, both domestically and internationally.

     The Company conducts its activities in two principal areas: household and consumer, and commercial and industrial.

     Household and Consumer

     The Company is the leading manufacturer and distributor of water purification and treatment products to residential customers in the United States. The Company's domestic and international household and consumer products and services address residential water problems, including the removal of lead, cysts and other health-related contaminants, the elimination of chlorine and unpleasant odors and tastes from water, and the softening of water by removing minerals.

     The Company, through its independent and Company-owned dealers, sells, installs and services a broad range of filters, reverse osmosis units and water softeners that address household water problems. Culligan's strong brand recognition, popularized by its famous "Hey Culligan Man!"(R) commercials, as well as its extensive dealer network, have combined to give the Company a leading position in the residential water treatment market.

     The Company produces and sells mechanical filtration systems and point-of-use filters in the household and consumer market designed to improve the quality of drinking water. In 1988, the Company became the first to receive certification from the independent National Sanitation Foundation ("NSF") under NSF's standard for residential reverse osmosis drinking water systems. Since that time, the Company has developed many proprietary reverse osmosis systems to improve the quality of drinking water, including the Company's latest model of its Aqua-Cleer(R) Drinking Water System that utilizes the reverse osmosis process to filter tap water three times before it comes out of the faucet.

     The Company also offers a wide array of water softening and conditioning equipment and products for household use. Household automatic softeners and portable exchange conditioners have constituted a large portion of the Company's household business since its inception.

     In fiscal 1997, Culligan, through its newly-formed Consumer Markets Division, launched a line of water filtration products for sale through department stores and do-it-yourself outlets and entered into several marketing partnerships for the co-branding of products with partners that are expected to provide rapid channel access and recurring revenue from replacement filter sales. The first products introduced by the division, faucet mount filters, were shipped to department stores in the second quarter of fiscal 1997. By the end of the year, the division had expanded its product offerings with the introduction of three new Culligan(R) home water filtration product lines designed for the "do-it-yourself" market, consisting of under-counter systems, refrigerator water/ice maker filter systems and a sediment and rust reduction whole house filtration system and had announced the introduction of a designer glass pitcher filtration system and two new monitored faucet mount systems that are being rolled out to the high-end department store channels in fiscal 1998. In fiscal 1997, the Company also entered into a marketing partnership with Health o Meter, the parent of Mr. Coffee, for plastic pour through pitchers and with a major appliance manufacturer to provide a refrigerator water/ice maker filtration system as well as a long-term corporate partnering agreement with Moen Incorporated to develop Moen(R) products incorporating Culligan water filtration assemblies.

     Through its Everpure subsidiary, the Company also serves the residential market by providing point-of-use filtration systems for homes and apartments as well as recreational vehicles such as Winnebago, Fleetwood and Airstream products. Everpure's filtration systems reduce or remove off-tastes, odors, chlorine, dirt, rust, asbestos fibers and parasitic protozoan cysts from the water supply.

     Utilizing its distribution network and product technology, the Company entered the bottled water market in 1987 by licensing the sale of five-gallon containers of bottled water under the Culligan name. Because of growing consumer concern over the quality of water and its health effects, the bottled water market has grown substantially in recent years and is expected to continue to expand. Culligan's licensed bottled water sales now rank fourth in the five-gallon bottled water market in the United States with an annual growth rate of approximately 21% in fiscal 1997 and is the only brand in the five-gallon bottled water business with a nationwide distribution network.

     Bottled water under the Culligan name is produced at over 100 Company-owned, franchised or licensed bottling locations and sold through over 500 Company-owned and franchised dealers in the United States. The Company receives royalty payments from its licensed producers and dealers based on the volume of sales. The Company's dealers typically deliver the five-gallon bottles to a customer's home or office on a route basis, and the customer rents the dispenser console. The dealers also pick up the empty bottles which are then cleaned and refilled at the bottling location. The Company does not participate to any significant extent in any other segment of the bottled water market.

Commercial and Industrial

     The Company designs, manufactures and, primarily through its distribution network, sells, installs and services a wide range of products to solve the complex water problems of its commercial and industrial customers. These products include filtration systems, reverse osmosis units, water softeners, desalination systems, deionizers and high quality ultrafiltration and microfiltration products capable of producing ultrapure water. The Company believes that its dealer network provides it with a competitive advantage in the commercial and industrial markets because the dealers are able to service systems on a national and international basis.

     Commercial. Commercial users require water treatment systems that remove dissolved minerals, such as calcium, magnesium, iron or manganese, and health-related contaminants from the available water supply and are capable of treating large quantities of water on a cost effective basis. The Company's commercial products use technologies similar to its residential products, but afford greater capacity, durability and effectiveness and allow customers increased flexibility for customization. For example, Culligan's filters, deionizers and softeners provide food and beverage manufacturers with consistently high quality water enabling them to preserve uniformity of taste and appearance in their products, reduce health-related contaminants and minimize equipment maintenance costs.

     Other commercial enterprises such as airlines, hotels, restaurants, car washes, laundromats, office buildings and apartment complexes use Culligan products to condition, filter, deionize and otherwise treat large quantities of water. Unique features of the Company's commercial water softeners include high quality Cullex(R) resins, the Dubl-Safe(TM) brine system and a full range of system controls that minimize salt usage, such as the Company's solid state Aqua-Sensor(R) regeneration control.

     Through Everpure, the Company supplies water filtration products to commercial businesses which require consistently high quality water. Everpure is the leading supplier of water filtration products to the food service industry. Sales to the food service industry constituted approximately 75% of Everpure's revenues in fiscal

1997. Everpure's line of food service water filtration products includes systems for post-mix beverage dispensers, ice machines, coffee makers, steamers and vending machines that are designed to treat all levels of water contamination and to ensure that consumer products such as coffee, soups or ice are of the highest quality. Everpure systems also decrease maintenance costs and extend the life of water-using equipment by removing dirt and other abrasive particles that can damage the internal workings of such equipment.

     Everpure complements the Company's Culligan operations by providing a presence in selected markets where the Company's Culligan dealer network does not generally participate. Everpure products are used extensively in many major fast-food restaurants, including McDonald's(R), Burger King(R) and Starbucks(R), as well as convenience store chains around the world, including 7-Eleven(R) and Circle K(R). In 1979, Everpure received NSF certification for its filtration cartridges, and today substantially all of the Everpure systems carry the highest NSF rating for both aesthetic and health effects. Everpure's principal family of filter cartridges uses its proprietary precoat filtration process, using unique MicroPure(R) filtering media. Everpure's filtration and disinfection products are also used in the airline, marine, offshore oil and military markets.

     Everpure operates in most western European countries and Japan. In recent years, Everpure has expanded internationally by following its customers into developing countries where the water supply is of questionable quality. Its market outside the United States is primarily the food service industry, including fast-food chains, restaurants and offices. Everpure's products are sold directly to equipment manufacturers, fast food chains and convenience store chains as well as to individual locations by Everpure's licensed distributors.

     The Company's newly-acquired Bruner operation designs and manufactures water softeners, filters, deionizers, dealkalizers, demineralizers, degasifiers and reverse osmosis systems in standard and custom design configurations for commercial and industrial applications worldwide. Bruner products are sold through an extensive network of sales representatives supported by sales and service locations in the United States and internationally.

     Industrial. Industrial companies also require the removal of dissolved minerals and contaminants from water before the water can be used in manufacturing processes. A typical treatment system for these applications will combine multiple processes, including clarification, depth filtration, carbon filtration, softening, reverse osmosis, deionization, submicron cartridge filtration and ultraviolet light disinfection. Through Bruner, the Company also designs and manufactures systems for industrial large volume process water users including packaged systems utilizing multi-cell filters to reduce or remove turbidity, iron, hydrogen sulfide, color and other particulates from the water supply. Its industrial operations are also supported internationally by its recent acquisition of Dewplan Limited, one of the UK's leading specialist design contractors for high-purity and ultra-high-purity industrial water treatment systems.

     The Company's and Bruner's products and technologies are used to remove dissolved minerals and contaminants from water in numerous industrial applications, including manufacturing operations, laboratories, research, food processing, chemical processing, pharmaceutical facilities and printing plants. In addition, the Company and its dealers have substantial experience in configuring systems used by manufacturers of prescription and non-prescription drugs. Culligan and Bruner ultrapure water systems are also used by manufacturers of products such as integrated circuits and compact discs.

     PDS. The Company and its dealer network also provide PDS to commercial and industrial customers in the United States and Europe. The Company's network includes over 380 outlets and approximately 250 regeneration facilities. In this growing business, the Company provides portable water deionization treatment equipment that uses resins as the filtration medium to produce ultrapure water. Resin is retrieved and transported by a dealer service representative to a dealer's regeneration plant for chemical recharging when it is exhausted. Unlike many permanent systems, PDS requires no chemical handling or maintenance by the customer. PDS is a widely used technology among industrial and commercial companies and provides the Company and its dealer network with a recurring source of revenues and the opportunity to market its systems and other services to its existing PDS customers.

     Medical. Medical-related products often require ultrapure water free from certain minerals and contaminants to operate effectively. The Company is a leading manufacturer of reverse osmosis units that comprise an integral part of the kidney dialysis equipment used by hospitals, hemodialysis centers and other health service providers. The Company's reverse osmosis unit is one of a limited number of such units registered by the FDA as a medical device approved for this purpose.

     Desalination. The Company has produced major desalination systems throughout the world. The Company has supplied Egypt with fourteen desalination plants along the Red Sea and in the southern Sinai region and, in the Arab Emirate of Umm-Al Quwayn, the Company supplied a 9,000 cubic meter per day desalination plant to serve the potable water needs of the 15,000 inhabitants. In addition, its recently acquired Culligan-Enerserve operation builds, owns and operates desalination and other water and wastewater treatment systems in the Caribbean. Since its acquisition in July 1996, that operation has expanded significantly, obtaining an additional contract with the government of the island of St. Maarten that is expected to generate revenues of approximately $25 million over the five year term to own and operate a recently completed 2.6 million gallon per day desalination facility to produce water for the island's residents.

     Municipal. Although historically the municipal market has not represented a large portion of the Company's industrial business, the Company believes that with the re-enactment of the Safe Drinking Water Act there is significant growth potential in this market. The Company, through the efforts of its technical and sales personnel, designs and manufactures and, through its dealer network, sells, installs and services equipment and plants to chlorinate and remove contaminants from water supplies. In the United States, the Company typically provides surface water treatment systems for small municipalities, mobile home parks and other residential groups with populations under 3,300 people. Culligan's Multi-Tech(R) filtration system is a low-cost, pre-engineered, packaged plant that contains all the steps used in a conventional water treatment plant, such as coagulation, flocculation, clarification, filtration and disinfection. The Company currently has in place in North America, Europe and the Middle East over 700 pre-engineered, packaged Multi-Tech(R) and similar non-U.S. OFSY Omnifiltration(R) systems to help communities meet their needs for clean water. In addition, the Company's Bruner operation offers self-contained Bruner packaged water treatment plants in the municipal market. The Bruner plants are custom engineered to produce potable water from almost any surface water source and typically provide automated controls programmed to regulate rapid or "flash" mixing, flocculation, settling and gravity filtration.

     Through Culligan Operating Services, the Company also provides O&M services for water and wastewater treatment facilities for municipalities and other large users primarily in Florida and elsewhere in the Southeastern United States.


Dealer and Distribution Network

     The Company believes that the size and scope of its dealer and distributor network make it uniquely positioned in the water purification and treatment industry. Today there are over 1,100 independent Culligan dealers and distributors and 45 Company-owned dealers who distribute and service Culligan products throughout the United States, Canada and Western Europe as well as other foreign markets. In addition, there are over 350 distributors and authorized agents in the United States and Western Europe as well as in other foreign markets that distribute water filtration products of the Company's Everpure subsidiary for the food service industry and other commercial businesses. The Company's newly-acquired Bruner operation has approximately 93 sales representatives that distribute its products in the United States and internationally. The Company believes that this diverse geographical distribution network allows it to react rapidly to changing customer needs as well as to market conditions.

     As part of its distribution system, the Company currently owns 26 Culligan dealers in North America which had total revenues of approximately $70.5 million in the last fiscal year. The Company-owned dealers are primarily located in major metropolitan markets. Such markets include the New York City/New Jersey, Los Angeles, Chicago, Houston, San Diego and San Francisco metropolitan areas. Since the beginning of fiscal 1997, the Company-owned Dealer division has made eleven acquisitions with annualized revenues of over $19 million. Such acquisitions include dealerships in Elkhart, Indiana; Glendale, Riverside, Santa Ana and San Diego, California; Waukegan, Illinois; bottled water operations in Houston, Texas; Omaha, Nebraska; and San Diego, California and a portable deionization service business in Santa Clara, California. In addition, since the beginning of fiscal 1997, Culligan's international division has acquired seven dealerships having aggregate annualized revenues of approximately $7 million. Such dealerships are located in Bordeaux, Lorraine, Somme-Oise and Cote-Opale, France; Lausanne, Switzerland; and Florence, Italy, and Eau Water Treatment Company, an independent French company specializing in commercial applications and technical service support. In addition, Culligan Operating Services has made eight acquisitions of complementary operations since being acquired by the Company in January 1996.

     Company-owned dealer operations generally have a high percentage of revenues which are derived from sources believed to be recurring in nature (estimated to be approximately 70% of total Company-owned dealer revenues), such as servicing equipment, sales of replacement parts, filters and other consumables, equipment rental and royalties. The Company's dealer and distribution network enables it to offer complete solutions to pre-use water problems for residential, commercial and industrial customers through a combination of testing, product selection, installation, monitoring and service. The Company is continuously upgrading and expanding its dealer network coverage. The Company also has utilized its dealer network and distributors to introduce new product lines and enter new markets.

     Typically, a dealer's territory covers a local community or metropolitan area and the dealer sells or rents a significant portion of its products to residential users.

     The size of dealerships range from small local operations involving only a few employees to large multiple site dealerships. Generally, approximately one-half of a dealer's revenues are derived from rental and service income from existing customers. Certain dealers, including many large dealers, are capable of providing standard and special-order commercial and industrial products and services. The Company's laboratories in Northbrook, Illinois; Barcelona, Spain; and Bologna, Italy test water samples for dealers to help them to identify a customer's water treatment needs.

     Dealers generally purchase all their requirements for water treatment products from the Company. The Company assigns each dealer a primary area of geographic responsibility and generally expects the dealer to cover the needs of customers in this area, although the dealer has no exclusive right to this territory. Virtually all of the Company's sales of household products in North America have been made through the dealer network. Dealers purchase equipment from the Company for sale, rental or use in their portable exchange service programs. In addition, the Company receives royalties from the sale of bottled water and certain supplies that bear the Culligan name.

     The Company provides dealers with a variety of services, including training, education and technical assistance. It offers the dealers management, sales and service seminars at the time of start-up and throughout their careers. The Company also employs technical service engineers who travel throughout the United States aiding dealers with water quality needs. One of the unique advantages the Company supplies to its dealers as an aid in commercial and industrial sales is the Company's proprietary CAAP(R) pc software.

     Commercial and industrial job specifications and proposals are supported by application and technical engineers located in Northbrook, Illinois. In addition, the Company provides the dealers with significant marketing services and support, including an extensive co-operative advertising program. See "-- Marketing and Advertising." A finance subsidiary of the Company provides intermediate-term loans to franchised dealers for equipment placed on rental or lease.


Competition

     The markets in which the Company competes are highly competitive. The Company competes with many domestic and international companies in its global markets. In most of the areas in which it competes, the Company believes it has a competitive advantage based on its brand recognition and the ability of its dealer network to install, service and provide technical support for the Company's products. The Company believes it is also distinguished by the breadth and range of its products, compared to its competitors. The principal methods of competition are distribution capabilities, product specifications, product knowledge, reputation, technology, service and price. Some of the Company's competitors are multi-line companies with other principal sources of income who have substantially greater resources than the Company while many others are local product assemblers or service companies that purchase components and supplies such as valves and tanks from more specialized manufacturers than the Company.

Marketing and Advertising

     Dealers are required to participate in the Company's national cooperative advertising program. This program provides for a variety of dealer programs and services such as co-op advertising, consumer promotions, public relations, market research and sales recognition. The Company shares with dealers the cost of some promotions such as television, radio and newspaper advertising. Cooperative advertising is typically tailored to regional and local markets and is designed to increase sales on the local level.

     The Company's famous "Hey Culligan Man!"(R) commercials have contributed to the reputation of the Company and its distribution network as a supplier of high quality durable water treatment products and as the leading service provider in the water purification and treatment industry. Culligan's brand recognition is supported by a national and regional combined advertising budget of more than $17 million.


Manufacturing

     The Company's manufacturing is vertically integrated, with many of the major components of its water treatment units manufactured and assembled in its own plants. The Company owns manufacturing facilities in Northbrook and Westmont, Illinois; Mississauga, Ontario, Canada; Bologna, Italy; and Barcelona, Spain. The Company believes that it has sufficient manufacturing capacity for the foreseeable future. Most products are manufactured and assembled in the region in which they are to be sold, with the exception of European household products, which are imported from the Northbrook facility.


Research and Development

     The Company's research and development activities are conducted in its own laboratories, supplemented by on-site development and application of custom design and engineering. The Company's research and development expenditures for fiscal 1997, 1996 and 1995 were approximately $3.2 million, $3.2 million and $3.3 million, respectively. Of these amounts, approximately $2.6 million, $2.3 million and $2.3 million related to laboratory research and approximately $.6 million, $.9 million and $1.0 million related to customer specific design and engineering for fiscal 1997, 1996 and 1995, respectively. The Company also incurs additional internal costs relating to its sales and service personnel for product development.

Backlog and Customers

     The Company does not believe that backlog is a meaningful measurement of its ongoing business. The Company's backlog of orders believed to be firm was approximately $20.9 million at January 31, 1997 and approximately $23.3 million at January 31, 1996. The Company does not believe that it is dependent on any single customer, and no single customer accounted for more than 5% of the Company's sales in the year ended January 31, 1997.


Trademarks, Service Marks and Trade Names

     Trademarks and brand name recognition are important to the Company. The Company generally owns the trademarks under which its products are marketed. The Company has registered its trademarks and will continue to do so as they are developed or acquired. The Company protects such trademarks and believes that there is significant value associated with them. The loss of the Culligan, Everpure, or, to a lesser extent, Bruner trademarks could have a materially adverse effect on the business of the Company.

Seasonality

     The Company's business is typically not seasonal.

Government Regulations

     The Company manufactures certain water treatment products that are used as medical devices, and, therefore, the production facility for such devices must be FDA registered and the Company must maintain an FDA listing for these products. Company-owned and independent dealers in the United States who regenerate portable exchange and deionized water tanks are subject to local, state and Federal requirements regulating the character and volume of the processed water they discharge.

     In many areas the sale and promotion of water treatment devices is regulated at the state level by product registration, advertising restriction, water testing, product disclosure and other regulations specific to the water treatment industry. In some local areas, certain types of water treatment products, including those manufactured by the Company, are restricted because of a concern with the character and volume of water they discharge.

     The Company is also subject to state franchise laws, some of which require the Company to register with the state before it may offer a franchise and require the

Company to deliver specified disclosure documentation to potential franchisees. The Company is also subject to regulation under the Federal Trade Commission's ("FTC") rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures." The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. While the Company's franchising operations have not been materially adversely affected by existing Federal, state or local regulation, the Company cannot predict the effect of any future legislation or regulation.


Environmental Matters

     The Company is subject to Federal, state and local laws relating to environmental protection, including, but not limited to, laws relating to the closure of underground storage tanks and discharges of wastewater. The Company believes that it is in substantial compliance with applicable environmental laws, and that any compliance costs associated with its ongoing operations will not be material. Compliance with regulations of Federal, state and local authorities regulating the discharge of materials into the environment, or otherwise relating to the environment, has been accomplished without a material effect on the earnings and competitive position of the Company.

     In connection with the Anvil Transaction (see "--Anvil Transaction"), the Company assumed responsibility for future costs of addressing environmental problems at Anvil Knitwear's Asheville Dyeing and Finishing plant (the "Plant") in Swannanoa, North Carolina. A post-closing groundwater monitoring plan is currently being implemented at the Plant pursuant to an Administrative Consent Order (the "Order") entered into with the North Carolina Department of Environment, Health and Natural Resources in 1990 covering the closure of an underground storage tank used by a prior owner that was removed in 1985. Groundwater testing at the Plant and at two adjoining properties have shown levels of a cleaning solvent believed to be from the Plant above action levels under state guidelines. The Company has established reserves for such matters and, as a result, anticipates that the potential costs of further monitoring and corrective measures to address the groundwater problem under the Order and other applicable laws will not have a material adverse effect on the financial position or the results of operations of the Company.


Employees

     At January 31, 1997, the Company employed approximately 2,768 people worldwide (exclusive of employees of independent dealers) with approximately 1,989 employees in the United States and approximately 779 employees in other countries.

In the United States, approximately 51 employees are members of unions. In Europe, substantially all of the Company's employees are members of unions. The Company believes its employee relations are good.

Anvil Transaction

     In January 1995, a subsidiary of Samsonite sold its Anvil Knitwear division to Anvil Holdings and a subsidiary of Anvil Holdings. The Company purchased 30% of the common equity, consisting of a combination of voting and non-voting common stock and 35% of the preferred stock of Anvil Holdings for $9 million and received a $7.5 million promissory note from Anvil Holdings. As part of the consideration for the transaction, the Company agreed to guarantee, and thereby undertake responsibility for, the customary indemnification obligations of the seller under the asset purchase agreement, including those relating to breaches of representations and warranties, as well as to assume certain environmental liabilities. See "--Environmental Matters." In March 1997, Culligan received approximately $51 million in cash proceeds as a result of the redemption by Anvil Holdings of the Anvil securities owned by the Company.

                       EXECUTIVE OFFICERS OF THE COMPANY


Identification of Executive Officers and Other Officers and Significant
Employees

     Set forth below is certain information regarding each of the executive officers and certain other officers and significant employees of the Company and its principal operating subsidiaries:

Name                     Age  Position
----                     ---  --------
Douglas A. Pertz          42  President and Chief Executive Officer and Director
Michael E. Salvati        44  Vice President,  Finance and Chief Financial Officer
Edward A. Christensen     52  Vice President,  General Counsel and Secretary
Calvin R. Hendrix         46  Group President--North America
Ronald A. Rosati          45  Group President--Point-of-Use and Retail Markets
Kenneth I. Wellings       50  Group President--International
Perialwar Regunathan      57  Sr. Vice President and Chief Technology Officer
Thomas E. Pavlick         35  Vice President and General Manager, Company-owned Division
Timothy Tousignant        39  Vice President and General Manager, Household, Commercial and
                              Bottled Water
Steven H. Dahlquist       36  General Manager, Industrial Products
David M. Rich             52  General Manager, Manufacturing
Michael A. Siri           42  Treasurer

     Douglas A. Pertz. Mr. Pertz joined the Company in his present position in January 1995. From 1994 until January 1995, he was Corporate Vice President and Group Executive of the Danaher Corporation ("Danaher"), a manufacturer of products in the tool, process/environmental controls and transportation industries and was also President and a director of Danaher's subsidiary, Hennessy Industries, a manufacturer of transportation equipment. In addition, from 1990 to January 1995, he was President, Chief Executive Officer and a director of Danaher's subsidiary, NMTC, Inc. d/b/a Matco Tools, a manufacturer of hand tools, and NMTC, Inc.'s predecessor company, Matco Tools Corporation.

     Michael E. Salvati. Mr. Salvati became Vice President, Finance and Chief Financial Officer of the Company in July 1996. From May 1996 to July 1996, Mr. Salvati was a principal in a consulting practice. For more than five years prior thereto, Mr. Salvati was a partner in the Corporate Transactions Group of KPMG Peat Marwick LLP, where he provided strategic, financial and operational consulting services to various creditor, equity and management constituencies.

     Edward A. Christensen. Mr. Christensen became Vice President, General Counsel and Secretary of the Company in August 1995. From November 1993 until

May 1995, Mr. Christensen was a consultant to, and from April 1993 until November 1993 he was Vice President and Associate General Counsel of Triarc Companies, Inc. (formerly known as DWG Corporation). For more than five years prior thereto, Mr. Christensen was Vice President, Secretary and Chief Legal Officer of DWG Corporation and certain affiliated companies. DWG Corporation is a holding company whose principal subsidiaries are Royal Crown Cola Co., Arby's Inc., National Propane Corporation and Graniteville Company. Mr. Christensen was also Vice President, Secretary and Chief Legal Officer of NVF Company and APL Corporation until April 1993. Mr. Christensen is informed that subsequent thereto such corporations became subjects of proceedings under the United States Bankruptcy Code.

     Calvin R. Hendrix. Mr. Hendrix joined the Company in his present position in February 1997. From September 1993 to January 1997, he served as Vice President - General Manager of the Irrigation Division of The Toro Company. For more than five years previous to joining Toro, Mr. Hendrix was President of Thermador Corporation, a major kitchen appliance company.

     Ronald A. Rosati. Mr. Rosati joined the Company in September 1995 as Vice President, Consumer Markets and became Group President--Point-of-Use and Retail Markets in January 1997. For more than five years prior to joining the Company, Mr. Rosati was a Vice President and General Manager of Hamilton Beach/Proctor Silex, Inc., with responsibility for product line growth in both consumer and commercial markets.

     Kenneth I. Wellings. Mr. Wellings joined the Company in 1976 and became Vice President, European Operations in August 1994, Vice President, International in August 1995 and Group President--International in January 1997. From 1991 to 1994, he was employed with the Company as General Manager, Retail Division.

     Perialwar Regunathan. Mr. Regunathan joined Everpure in 1968 and was promoted to President of Everpure in September 1995. Mr. Regunathan became Senior Vice President and Chief Technology Officer of Culligan International Company in January 1996.

     Thomas E. Pavlick. Mr. Pavlick joined the Company in 1983 and has held his present position with Culligan International Company since 1994. Prior to assuming his current position, Mr. Pavlick served as Eastern Regional Marketing Manager since 1991.

     Timothy Tousignant. Mr. Tousignant joined Culligan International Company as Vice President and General Manager, Household, Commercial and Bottled Water in March 1997. Prior to joining the Company, Mr. Tousignant was Managing Director of Marketing, Sales and Customer Support for the Irrigation Division of The Toro Company from July 1993 to March 1997. He also served in a variety of marketing positions for General Mills, Inc. from July 1987 to July 1993, culminating in Marketing Manager.

      Steven H. Dahlquist. Mr. Dahlquist joined the Company in his present position in August 1994. For more than five years prior thereto, he was employed in the Filterite Division of Memtec America Corporation, a water treatment company in Timonium, Maryland.

      David M. Rich. Mr. Rich joined the Company in 1988 and has been the Company's General Manager of Manufacturing since August 1994. For more than five years prior thereto, he was the Director of Manufacturing in Northbrook, Illinois.

      Michael A. Siri. Mr. Siri has been Treasurer of the Company since February 1996. He was employed by the Company for more than five years prior thereto, last serving as Director of Corporate Finance and Assistant Treasurer.


ITEM 2. PROPERTIES

      The Company's world headquarters is located on 43 acres in Northbrook, Illinois. This facility also contains Culligan's primary manufacturing and assembly plant. Culligan's other principal manufacturing facilities are located in Mississauga, Ontario, Canada; Bologna, Italy and Barcelona, Spain.

      Everpure has one manufacturing and two light assembly facilities. Its headquarters and main manufacturing plant are located in Westmont, Illinois; with two non-U.S. operations located in Atsugi, Japan; and Hevertee, Belgium. Each of the non-U.S. operations do light assembly and also warehouse and sell products manufactured in the United States. In addition, Everpure leases a facility in Lake Forest, California which houses a sales office.

      The following table sets forth certain information relating to the Company's principal properties and facilities, all of which are owned by the Company. All of the Company's manufacturing plants, in the opinion of the Company's management, have been adequately maintained, are in good operating condition and generally have sufficient capacity to handle all present sales volume and all sales volume contemplated in the foreseeable future. No plant is materially underutilized.


                                                   Approximate
                                                  Facility Size
              Location                              (Sq. Ft.)
           Northbrook, IL                            445,000
           Westmont, IL                              110,000

           Barcelona,Spain                            65,000
           Bologna, Italy                            118,000
           San Bernardino, CA                         49,000
           Mississauga, Canada                        42,000

      In addition to the properties listed above, the Company owns 17 office, warehouse or distribution facilities in the United States and 18 outside the United States and leases 21 such facilities in the United States and 7 additional such facilities outside the United States.


ITEM 3.  LEGAL PROCEEDINGS

      As previously reported, on October 18, 1995, Everpure was served with a complaint naming Everpure as the defendant in an action entitled Cuno Incorporated v. Everpure, Inc. The suit was filed in the United States District Court for the District of Connecticut alleging infringement by Everpure of a patent issued in 1994. The Everpure product involved in the litigation was a multipart connecting device for filter cartridges, used in many food service applications. The complaint sought preliminary and permanent injunctive relief, an accounting for damages, compensatory damages and interest and costs. In addition, the Company commenced an action against Cuno Incorporated in the United States District Court for the Northern District of Illinois for infringement of the Company's trademark and tradedress for certain of its filter cartridges. Such matters were settled in the fourth quarter of fiscal 1997 for an immaterial amount.

      In January 1997, an action was commenced by the Company in the Circuit Court of Cook County, Illinois against United States Water Company, L.P. ("US Water"), United States Water Management Company ("USWMC") Randall C. Easton ("Easton") and United States Filter Corporation ("US Filter"). The Company's complaint in the action alleges, among other things, that the sale of US Water to US Filter was in violation of its franchise agreements with Culligan and applicable law and seeks declaratory judgment, injunctive and other relief as a result of such violation. The complaint also alleges that US Filter tortiously interfered with the Company's contractual agreements by inducing the sale of US Water in violation of its agreements with the Company and that US Water's president, Randy Easton, in exchange for personal incentives from US Filter, induced violations of US Water's agreements with Culligan.

      US Water, USWMC and Easton filed an Answer, Affirmative Defenses and Counterclaims to Culligan's complaint. The counterclaims seek declaratory and injunctive relief and purport to assert state common law claims for alleged tortious interference with contracts and alleged violations of the Illinois Trade Secrets Act and the Illinois Antitrust Act. US Filter separately filed an Answer, Affirmative Defenses and Counterclaims to

Culligan's complaint. The counterclaims purport to assert state common law claims for alleged tortious interference with contracts tortious interference with prospective economic advantage, alleged violations of various state law antitrust and unfair trade practice acts, and alleged violations of the Sherman Antitrust Act.

      In April 1997, the Court ruled on the parties' motions for partial summary judgment and determined that the Company's right of first refusal did not apply to the sale of US Water to US Filter. The Company presently expects to appeal such ruling. The Company does not believe that such action will have a material effect on its financial condition or results of operations.

      In January 1997, a complaint for patent infringement was filed by The Brita Products Company and its parent ("Brita") in the United States District Court for the Northern District of Georgia against Recovery Engineering, Inc., Health o Meter and the Company. Insofar as it relates to the Company, the complaint alleges that a plastic pour-through pitcher being marketed by Health o Meter in partnership with the Company infringes a patent held by Brita. The complaint seeks, among other things, injunctive relief and damages in an unspecified amount. The Company believes it has meritorious defenses to such action and does not believe it will have a material adverse effect on its financial condition or results of operations.

      The Company is also a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will, individually or in the aggregate, materially adversely affect its consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information


      Since December 15, 1995, the Company's Common Stock has been traded on the New York Stock Exchange. The high and low sales prices for the Common Stock as reported in the Consolidated Transaction Reporting System for the periods set forth below are as follows:



                    Period                       High       Low
                    ------                       ----       ---

           Dec. 15, 1995 - Jan. 31, 1996        28-1/4     22-1/2
           Feb. 1, 1996- Apr. 30, 1996          33-3/4     27-5/8
           May 1, 1996-July 31,1996             40-3/4     32-3/4
           Aug. 1, 1996-Oct. 31, 1996           40-1/4     32-7/8
           Nov. 1, 1996-Jan. 31, 1997           42         33
           Feb. 1, 1997-Apr. 25, 1997           46         33-5/8

      From the Spin-off until December 15, 1995, there was no established public trading market for the Common Stock. During such period, approximately 84% of the Common Stock was held by four beneficial owners and the Common Stock was not listed on any securities exchange. During that period, the Common Stock was traded in interdealer and over-the-counter bulletin board transactions. The range of the bid quotations for the Common Stock since the Spin-off through December 14, 1995 ranged from a high of $25-1/2 per share on December 12, 1995 to a low of $14 per share on September 28, 1995. Although the quotations for the period prior to December 15, 1995 have been obtained from sources believed to be reliable, no assurances can be given with respect to the accuracy of such quotations or as to whether other bid prices higher or lower than those set forth above may have been quoted. In addition, such quotations reflect interdealer prices, which may not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


Holders

      As of April 25, 1997, there were approximately 95 holders of record of the Common Stock.

Dividend Policy

      The Company currently anticipates that it will not pay cash dividends on shares of the Common Stock in the foreseeable future. The payment of dividends will be a business decision to be made by the Company's Board of Directors from time to time based on such considerations as the Board of Directors deems relevant, will be payable only out of funds legally available under Delaware law and will be subject to any restrictions which may be contained in the Company's debt instruments. The payment of dividends on the Common Stock is currently limited by the Company's credit facility described elsewhere herein.


ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

      The selected historical financial data for Culligan Water Technologies, Inc. and Subsidiaries (the "Company" or "Culligan") presented below are derived from the Company's audited consolidated financial statements. The Company's consolidated financial statements as of and for the fiscal years ended January 31, 1995, January 31, 1996 and January 31, 1997 have been audited by KPMG Peat Marwick LLP, independent accountants.

      The selected financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

                                                      Predecessor (a)
                                                 ------------------------
                                                                  Five          Seven
                                                                 Months         Months
                                                  Year Ended      Ended          Ended      Year Ended    Year Ended    Year Ended
                                                  January 31,    June 30,     January 31,   January 31,   January 31,   January 31,
                                                     1993          1993           1994         1995          1996          1997
                                                  -----------    --------     -----------   -----------   -----------   -----------
Statements of Operations Data:
Net Sales.....................................     $261,924      $109,748   |   $154,325     $280,051      $304,502      $371,018
Cost of Goods Sold (e)........................      144,343        60,894   |     87,112      155,829       168,363       205,581
                                                   --------      --------   |   --------     --------      --------      --------
Gross Profit .................................      117,581        48,854   |     67,213      124,222       136,139       165,437
Selling, General and  Administrative (e)......       87,817        36,339   |     50,341       91,989        95,723       113,932
Administrative Expenses                                                     |
   Allocated from Samsonite (b)...............          --            --    |         --        1,095            --            --
Restructuring Expenses (c)....................          --            --    |      2,103        5,917            --            --
Amortization of Intangible Assets (d) ........        1,745          731    |     22,554       38,691        38,802        17,522
                                                   --------      --------   |   --------     --------      --------      --------
Operating Income (Loss) ......................       28,019        11,784   |     (7,785)     (13,470)        1,614        33,983
Other Income (Expense), Net (f)...............          151          (324)  |      1,919          398         2,867         5,023
                                                   --------      --------   |   --------     --------      --------      --------
Income (Loss) Before Interest and                                           |
   Income Taxes ..............................       28,170        11,460   |     (5,866)     (13,072)        4,481        39,006
Interest Income...............................        4,253         1,436   |        886        1,439         1,576         2,633
Interest Expense (g)..........................       (2,229)       (1,039)  |    (11,576)     (19,085)      (12,426)       (5,490)
Income Taxes..................................      (15,678)       (4,387)  |     (3,434)      (5,678)      (14,910)      (20,264)
Cumulative Effect of Changes                                                |
   in Accounting Principles for                                             |
   Income Taxes ..............................        4,602            --   |         --           --            --            --
                                                   --------      --------   |   --------     --------      --------      --------
Net Income (Loss) ............................     $ 19,118      $  7,470   |   ($19,990)    ($36,396)     ($21,279)     $ 15,885
                                                   ========      ========   |   ========     ========      ========      ========
Outstanding Shares (000's)....................                              |     15,889       15,889        16,311        21,375
Net Income (Loss) Per Share...................                              |     ($1.26)      ($2.29)       ($1.30)        $0.74
                                                                            |   ========     ========      ========      ========
Other Data:                                                                 |
Income (Loss) Before Interest and Taxes.......    $  28,170       $11,460   |    ($5,866)    ($13,072)       $4,481       $39,006
Amortization of Reorganization Value in                                     |
   Excess of Identifiable Assets..............           --            --   |     21,771       37,322        37,322        15,551
Administrative Expenses Allocated from                                      |
    Samsonite.................................           --            --   |         --        1,095           --            --
Restructuring Expenses .......................                              |      2,103        5,917           --            --
Gain on Insurance Settlement..................           --            --   |         --          --            --        (1,980)
                                                   --------      --------   |   --------     --------      --------      --------
Adjusted Income Before Interest                                             |
   and Taxes .................................       28,170        11,460   |     18,008       31,262        41,803        52,577
All Other Amortization .......................        1,745           731   |        783        1,369         1,480         1,971
Depreciation .................................        7,322         3,175   |      5,696        9,279         9,409        10,091
                                                   --------      --------   |   --------     --------      --------      --------
EBITDA (h)....................................      $37,237      $ 15,366   |   $ 24,487     $ 41,910      $ 52,692      $ 64,639
                                                   ========      ========   |   ========     ========      ========      ========


                                           (See footnotes beginning on page 27)

Impact of Nonrecurring Items

      Included in the Company's statements of operations subsequent to June 30, 1993, are amortization and depreciation related to adjustments of assets and liabilities to fair value in connection with the adoption of the American Institute of Certified Public Accountants Statement of Position 90-7 entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The most significant adjustment relates to reorganization value in excess of identifiable assets which is being amortized over a three-year period ending in June of 1996. In addition, the statement of operations for the year ended January 31, 1997, includes a gain on an insurance settlement associated with a fire at the Company's Belgian facility in July 1993. Due to the significance of these items, and considering that they are either of a short duration or nonrecurring, management believes that it is useful to isolate their impact on the statement of operations. The after-tax impact on net income and the impact on net income per share are shown below. This information does not represent and should not be considered an alternative to net income, any other measure of performance as determined by generally accepted accounting principles or as an indicator of operating performance.

        (Dollars in thousands, except per share data)             Year Ended
                                                                  January 31,
                                                                     1997
                                                                  -----------
    Amortization of reorganization value in excess of
       identifiable assets(d)....................................  $(15,551)
    Gain on insurance settlement, net of tax.....................  $  1,204
                                                                   --------
                                                                   $(14,347)
                                                                   ========
    Impact on net income per share...............................  $  (0.67)
                                                                   ========



(a) In June 1993, Samsonite's predecessor, Astrum International Corp. ("Astrum"), completed a financial restructuring pursuant to a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"). Effective June 30, 1993 and pursuant to SOP 90-7, Astrum and all its subsidiaries, including the Company, were required to adjust their assets and liabilities to their fair ("Fresh Start") values. Due to the effect of SOP 90-7, amortization of intangible assets and interest expense (see notes (d) and (g) below) for the periods before and after June 30, 1993 are not comparable. The information for the predecessor company reflects activity occurring through June 30, 1993, prior to the effective date of the Plan.

(b) Administrative expenses allocated from Samsonite represent certain accounting and management services performed for the benefit of the Company primarily related to Astrum's reorganization and the Spin-off. In prior years, these services were not provided, and are not anticipated to recur on an on-going basis.

(c) The Company implemented a plan to consolidate the production facilities and administrative functions of certain operations in Europe. The severance, other personnel related costs and facility shut-down expenses related to the restructuring resulted in charges in fiscal 1994 and fiscal 1995 of $2.1 million and $5.9 million, respectively.

(d)  Amortization of intangible assets consists of the following:



                                                               Five Months   Seven Months
                                       Expected    Year Ended     Ended         Ended      Year Ended    Year Ended    Year Ended
                                      Useful Life  January 31,   June 30,     January 31,  January 31,   January 31,   January 31,
                                        (years)        1993        1993          1994          1995         1996           1997
                                      -----------  -----------   --------    ------------  -----------   -----------   -----------
                                                   Predecessor  Predecessor
                                                                        (Dollars in thousands)
Amortization of reorganization                                             |
  value in excess of identifiable                                          |
  assets.............................     3              --        --      |   $21,771       $37,322       $37,322       $15,551
Amortization of trademarks and                                             |
  other "Fresh Start" intangibles....    40              --        --      |       758         1,300         1,300         1,300
                                                     ------      ----      |   -------       -------       -------       -------
"Fresh Start" amortization...........                                      |    22,529        38,622        38,622        16,851
Amortization of goodwill.............  10 to 40       1,677       699      |        --            18           158           504
Amortization of other intangibles....   3 to 9           68        32      |        25            51            22           167
                                                     ------      ----      |   -------       -------       -------       -------
Amortization of intangible assets....                $1,745      $731      |   $22,554       $38,691       $38,802       $17,522
                                                     ======      ====      |   =======       =======       =======       =======


     "Fresh Start" amortization represents the expense arising solely as a result of "Fresh Start" accounting in accordance with SOP 90-7.

(e) Depreciation included in cost of goods sold and selling, general and administrative related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consists of the following:




                                                                             Seven Months
                                                                                Ended      Year Ended    Year Ended    Year Ended
                                                                              January 31,  January 31,   January 31,   January 31,
                                                                                 1994          1995         1996           1997
                                                                             ------------  -----------   -----------   -----------
                                                                                             (Dollars in thousands)
"Fresh Start" depreciation in cost of goods sold...........................    $ 1,040       $ 1,414       $ 1,077       $    603
"Fresh Start" depreciation in selling, general and administrative..........        520           707           539            301
                                                                               -------       -------       -------       --------
Total "Fresh Start" depreciation...........................................    $ 1,560       $ 2,121       $ 1,616       $    904
                                                                               =======       =======       =======       ========


      Property and equipment revalued in connection with the adoption of SOP 90-
      7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

(f)  Other income (expense) net for fiscal 1997 includes a gain of $1,980 on an insurance settlement associated with a fire at the Company's Belgian facility in July
     1993.


(g) Interest expense for periods subsequent to June 30, 1993 includes interest on the $150 million note payable to Samsonite issued in connection with Astrum's reorganization. A principal payment of $20 million to Samsonite and a $30 million contribution by Samsonite to equity capital of the Company on December 1, 1994 and January 31, 1995, respectively, reduced the outstanding principal during fiscal 1995. During July 1995, borrowings under a $150 million credit facility entered into by the Company in July 1955 (the "Credit Facility") were used to repay in full the outstanding balance of the note payable to Samsonite (the "Refinancing").

(h) EBITDA is defined as income before interest and taxes, excluding certain nonrecurring charges in fiscal 1994 and 1995, and in fiscal 1997, the gain on an insurance settlement, plus depreciation and amortization. The Company believes that EBITDA provides useful information regarding a company's financial performance. EBITDA should not be considered in isolation or as an alternative to net income, an indicator of the Company's operating performance, or an alternative to the Company's cash flow from operating activities as a measure of liquidity.

                                                January 31,|   January 31,    January 31,         January 31,     January 31,
                                                   1993    |     1994(a)        1995(a)             1996(a)         1997(a)
                                               ------------------------------------------------------------------------------
                                               Predecessor |
                                                           |           (Dollars in thousands)
                                                           |
Balance Sheet Data:                                        |
Property, Plant and Equipment, Net...........  $ 45,326    |  $ 68,043         $ 68,974           $ 70,749         $ 78,740
Total Assets.................................   305,183    |   331,035(b)       303,431            292,570          337,362
Long-Term Debt and Capital Lease.............              |
   Obligations (Including Current Debt)......    11,959    |   159,404          114,635(c)          48,324(e)        48,645
Total Liabilities............................   113,101    |   278,734          255,187            173,481(e)       163,722
Stockholders' Equity.........................   192,082    |    52,301(d)        48,244            119,089(e)       173,640(f)

(a) Includes the effects of SOP 90-7 "Fresh Start" reporting recorded at June 30, 1993, net of depreciation and amortization. Pursuant to SOP 90-7, the net book value of property and equipment was increased by $28 million, intangible and other assets were increased by $110 million, and a deferred tax liability of $35 million was recorded. In addition, in June 1993, the Company issued a subordinated note payable to Samsonite in the amount of $150 million.

(b) At January 31, 1994, cash decreased $91 million primarily as a result of payments of dividends and intercompany payables in connection with Astrum's reorganization.

(c) During fiscal 1995, a principal payment of $20 million to Samsonite and a $30 million contribution by Samsonite to equity capital of the Company were made on December 1, 1994 and January 31, 1995, respectively, related to the note payable to Samsonite.

(d) During fiscal 1994, the Company paid dividends to Samsonite of $76 million. In addition, the effects of "Fresh Start" reporting recorded at June 30, 1993, net of the impact of issuing the $150 million note payable to Samsonite, reduced equity capital by approximately $47 million.

(e) During fiscal 1996, the Company completed the sale of 4,025,000 shares of common stock. Net proceeds included in equity capital at January 31, 1996 are approximately $85 million. The Company used such proceeds to repay borrowings under the Credit Facility. Also during fiscal 1996, prior to the Spin-off, Samsonite contributed approximately $5 million to equity capital of the Company.

(f) During fiscal 1997, the Company issued additional shares of common stock upon the exercise of overallotment options granted to underwriters in connection with a secondary public offering of shares of the Company's common stock. The net proceeds included in equity capital at January 31, 1997 are approximately $32 million which includes proceeds from the exercise of stock options by one of the selling stockholders in the offering. In addition, as a result of the exercise of stock options, the Company recognized an income tax benefit of approximately $7.5 million which it recorded as additional paid-in-capital during fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and accompanying notes appearing elsewhere herein. In September 1995, the Company's former parent, Samsonite Corporation, distributed to shareholders all of the Company's then outstanding common stock (the "Spin-off"). The Company's common stock is listed on the New York Stock Exchange ("CUL"). The Company's fiscal year ends on January 31. The following discussion and analysis of results of operations compare (i) the Company's results of operations for fiscal 1997 with the Company's results of operations for fiscal 1996, and (ii) the Company's results of operations for fiscal 1996 with the Company's results of operations for fiscal 1995.


Results of Operations

     Comparative Summary of Operating Results

     As an aid to understanding the Company's operations on a comparative basis, the following presents certain statements of operations and other data for fiscal 1995, 1996 and 1997.

                                           Fiscal 1995        Fiscal 1996         Fiscal 1997
                                                  % of Net           % of Net             % of Net
                                        Dollars    Sales    Dollars   Sales     Dollars     Sales
                                        -------    -----    -------   -----     -------     -----
                                                         (Dollars in millions)
Net Sales.............................   $280.1   100.0%    $304.5    100.0%     $371.0     100.0%
Gross Profit..........................    124.2    44.3%     136.1     44.7%      165.4      44.6%
Selling, General and Administrative
  Expenses............................     92.0    32.8%      95.7     31.4%      113.9      30.7%
Administrative Expenses Allocated
  from Former Parent..................      1.1                --                    --
Restructuring Expenses................      5.9                --                    --
Amortization of Intangible Assets.....     38.7               38.8                  17.5
                                         ------             ------                ------

Operating Income (Loss)...............    (13.5)               1.6                  34.0
Other Income (Expense), Net (a).......      0.4                2.9                   5.0
                                         ------             ------                ------
Income (Loss) Before Interest
  and Taxes...........................   $(13.1)            $  4.5                $ 39.0
                                         ======             ======                ======
Adjusted Income Before Interest
  and Taxes(b)........................   $ 31.2    11.1%    $ 41.8     13.7%      $ 52.6     14.2%

EBITDA(b).............................   $ 41.9    15.0%      52.7     17.3%        64.6     17.4%


(a)  Other income (expense) net for fiscal 1997 includes a gain of $2.0 million on an insurance settlement associated with a fire at the Company's Belgian facility in July 1993.

(b) Adjusted income before interest and taxes and EBITDA have been calculated as follows:

                                                                                              Fiscal
                                                                             --------------------------------------
                                                                               1995            1996          1997
                                                                               ----            ----          ----
                                                                                     (Dollars in millions)
Income (Loss) Before Interest and Taxes.................................     $ (13.1)         $  4.5        $ 39.0
Amortization of Reorganization Value in Excess of Identifiable Assets...        37.3            37.3          15.6
Administrative Expenses Allocated from Former Parent....................         1.1              --            --
Restructuring Expenses..................................................         5.9              --            --
Gain on Insurance Settlement............................................          --              --          (2.0)
                                                                             -------          ------        ------
Adjusted Income Before Interest and Taxes...............................        31.2            41.8          52.6
All Other Depreciation and Amortization.................................        10.7            10.9          12.0
                                                                             -------          ------        ------
EBITDA..................................................................     $  41.9          $ 52.7        $ 64.6
                                                                             =======          ======        ======

Adjusted income before interest and taxes and EBITDA should not be considered as an alternative to net income, any other measure of operating performance as determined by generally accepted accounting principles or as an indicator of the Company's operating performance.


Fiscal 1997 Compared to Fiscal 1996

     Net Sales. The Company recorded record sales and earnings in fiscal 1997. Net sales increased $66.5 million, or 21.8%, to $371.0 million for fiscal 1997 from $304.5 million in fiscal 1996. Household product sales increased $37.8 million, or 23.0%, primarily due to the introduction of consumer markets product lines during the second half of fiscal 1997, increased sales at Company-owned dealerships in both the U.S. and France, and the continued growth of drinking and bottled water products in the U.S. Approximately $6.5 million of such increase was attributable to the acquisition of retail dealers. Commercial and industrial product sales increased $28.7 million, or 20.5%, primarily due to acquisitions consummated in the fourth quarter of fiscal 1996 and increased market penetration in both U.S. and international markets. Changes in currency exchange rates had an unfavorable effect of $0.7 million in the year-to-year comparison.

     Gross Profit. Gross profit increased to $165.4 million in fiscal 1997 from $136.1 million in fiscal 1996, a 21.5% improvement. Gross profit margins decreased slightly to 44.6% in fiscal 1997 from 44.7% in fiscal 1996. Expected decreases in gross margins as a percentage of sales were attributable to the introduction of the bottled water cooler product line and the acquisitions of commercial and industrial product lines completed at the end of fiscal 1996, partially offset by the full-year impact of productivity improvement programs implemented in late fiscal 1996 and a shift in product mix.

     Selling, General and Administrative ("SG&A"). As a percentage of sales, SG&A was 30.7% in fiscal 1997 as compared to 31.4% in fiscal 1996. Additional SG&A costs resulting from the start-up of the Company's consumer markets product group were more than offset by continued cost containment initiatives as well as the impact from acquired businesses which had, after integration, a SG&A level as a percentage of sales below the Company's historical levels.

     Amortization of Intangible Assets. Amortization of intangible assets decreased by $21.3 million in fiscal 1997 from the prior year period due to the completion in June 1996 of the "Amortization of Reorganization Value in Excess of Identifiable Assets" attributable to the reorganization of the Company's former parent resulting from "Fresh Start" accounting as required by SOP 90-7. This decrease was slightly offset by amortization of goodwill and other intangibles recorded in connection with the Company's acquisitions consummated during the fourth quarter of fiscal 1996 and in fiscal 1997.

     Other Income (Expense), Net. In fiscal 1997, other income (expense), net included a gain of $2.0 million from an insurance settlement related to a fire at the Company's Belgian facility in July 1993. A reduction in accruals in fiscal 1997 offset the absence of earnings reported from an affiliate that was recorded under the equity method of accounting in fiscal 1996.

     Adjusted Income Before Interest and Taxes. Adjusted income before interest and taxes increased $10.8 million, or 25.8%, from $41.8 million during fiscal 1996 to $52.6 million in fiscal 1997 due to the reasons described above.

     EBITDA. EBITDA as a percentage of sales improved to 17.4% in fiscal 1997 as compared to 17.3% in fiscal 1996. Increased sales and the improvement in SG&A as a percentage of sales were offset by the expected decrease in gross profit percentage described above.

     Interest Income (Expenses), Net. Interest expense, net of interest income, decreased to $2.9 million in fiscal 1997, from $10.9 million in fiscal 1996. Such decrease was primarily due to a reduction in borrowings resulting from the repayment of debt with proceeds from the Company's equity offering in the fourth quarter of fiscal 1996 and proceeds received from the issuance of additional shares of common stock upon the exercise of overallotment options granted to underwriters in connection with a secondary public offering in the third quarter of fiscal 1997 and the exercise of stock options by one of the selling stockholders in such secondary offering. In addition, more favorable interest rates resulting from the refinancing of debt in July 1995 reduced interest, net during fiscal 1997.

     Income Taxes. The effective tax rate differs from the statutory rate primarily because of the nondeductibility of the "Amortization of Reorganization Value in Excess of Identifiable Assets."


Fiscal 1996 Compared to Fiscal 1995

     Net Sales. The Company achieved record sales and earnings in fiscal 1996. Sales were $304.5 million in fiscal 1996, an increase of $24.4 million, or 8.7%, from the fiscal 1995 total of $280.1 million. All business units reported increased sales, led by household product sales which increased $18.0 million, or 12.4%, largely due to strong sales growth outside the U.S., the inclusion of the sales of an acquired retail dealer and moderate gains in sales of U.S. drinking water products. Commercial and industrial product sales improved $6.4 million, or 4.8%, as these product categories continued to benefit from improved business conditions in non-U.S. markets and the continued improvement domestically by the Company's Everpure product subsidiary which principally services the food service market. Changes in currency exchange rates had a favorable effect of $6.6 million in the year-to-year comparison.

     Gross Profit. Gross profit increased to $136.1 million in fiscal 1996 compared to $124.2 million in fiscal 1995, a 9.6% improvement. The Company's gross profit margins improved to 44.7% from 44.3%. The principal reasons for the improved margins as a percentage of sales were the mix of products sold internationally, as well as improved profitability related to commercial and industrial projects, both domestically and internationally.

     Selling, General and Administrative Expenses ("SG&A"). As a percentage of sales, SG&A was 31.4% in fiscal 1996 as compared with 32.8% in fiscal 1995. The improvement was due to cost and work force reductions internationally, operational cost improvements domestically and administrative cost containment initiatives implemented by the Company's new management team.

     Restructuring Expenses. The restructuring of the Company's European manufacturing and distribution operations resulted in charges totaling $5.9 million in fiscal 1995. The charges included severance costs, inventory writedowns, architectural fees, and one time retention bonuses for key management employees responsible for carrying out the restructuring.

     Amortization of Intangible Assets. Amortization of intangible assets increased slightly to $38.8 million in fiscal 1996 from $38.7 million in fiscal 1995 as a result of amortization related to the intangible assets recorded in connection with the Company's acquisitions consummated during the fourth quarter of fiscal 1996. Amortization of intangible assets in fiscal 1996 and fiscal 1995 includes $37.3 million of "Amortization of Reorganization Value in Excess of Identifiable Assets."

     Other Income (Expense), Net. The increase in other income (expense) net in fiscal 1996 from fiscal 1995 was the result of earnings reported from an affiliate recorded under the equity method of accounting.

     Adjusted Income Before Interest and Taxes. Adjusted income before interest and taxes increased $10.6 million or 34.0% from $31.2 million in fiscal 1995 to $41.8 million in fiscal 1996 due principally to the reasons described above.

     EBITDA. EBITDA as a percentage of sales increased to 17.3% in fiscal 1996 from 15.0% in fiscal 1995 due primarily to increased sales and an improvement in gross profit margins and SG&A as a percentage of sales.

     Interest Income (Expense), Net. Interest income (expense), net improved during fiscal 1996 principally as a result of a reduction in borrowings during the year, and more favorable interest rates as a result of the refinancing of debt in July 1995.

     Income Taxes. The effective tax rate differs from the statutory rate primarily because of the nondeductibility of the "Amortization of Reorganization Value in Excess of Identifiable Assets" and differences in non-U.S. tax rates.


Liquidity and Capital Resources

     The Company's operating cash requirements consist principally of working capital requirements, and capital expenditures. The Company believes that cash flow from operating activities and periodic borrowings under bank credit facilities will be adequate to meet the Company's operating cash requirements in the future.

     Cash provided by operating activities was $16.5 million, $13.4 million, and $12.4 million in fiscal 1997, 1996, and 1995, respectively. The increase in cash provided by operating activities to $16.5 million in fiscal 1997 from $13.4 million in fiscal 1996 was principally due to improved operating results and reduced interest expense, offset by increased investments in working capital which were required to fund the higher sales volume and by new initiatives such as the introduction of consumer product lines and a bottled water cooler financing program. In fiscal 1996, cash flows from operations were favorably impacted by improved operating results and reduced interest expense, offset by increased investments in working capital.

     Cash utilized for capital expenditures during fiscal 1997, 1996 and 1995 was $17.0 million, $8.8 million, and $10.8 million, respectively. In fiscal 1997, capital expenditures increased over historical levels due to expenditures associated with new dealerships in the U.S. and France, and the expansion of manufacturing operations at the Company's Everpure facility to support the introduction of consumer product lines during fiscal 1997. Capital expenditures are expected to continue to be made, as required, for the purpose of maintaining and improving operating facilities and equipment to increase manufacturing efficiencies and enhance the Company's competitiveness and profitability on a worldwide basis.

     At January 31, 1997, the Company had available credit under its existing bank credit facility of approximately $115 million. The Company's existing credit facility is available, among other things, to finance the working capital needs of the Company, fund standby letters of credit to support international debt and finance acquisitions. Loans obtained under the credit facility bear interest, at the election of the Company, at either the bank's base rate or a Eurodollar rate, together with an applicable margin based on the consolidated financial performance of the Company.

     During the third quarter of fiscal 1997, the Company issued additional shares of common stock upon the exercise of overallotment options granted to underwriters in connection with a secondary public offering of shares of the Company's common stock. The net proceeds of approximately $32 million from the issuance of such shares and from the exercise of stock options by one of the selling stockholders in the offering, were used to repay indebtedness under the Credit Facility. In addition, as a result of the exercise of stock options, the Company recognized an income tax benefit of approximately $7.5 million which it recorded as additional paid-in capital during fiscal 1997.

     Subsequent to the end of fiscal 1997, the Company received approximately $51 million in cash proceeds as a result of the disposition of its investment in Anvil Holdings, Inc., which it acquired in January 1995 at a cost of $9 million. The Company used the proceeds received to repay acquisition related indebtedness under its existing credit facility and to fund added growth.

     On April 30, 1997, the Company signed a new credit facility to replace its existing $150 million reducing revolving credit facility. The new credit facility will be a $300 million multi-currency revolving credit facility, consisting of a $200 million, five-year multi-currency revolving credit facility and a $100 million, 364-day multi-currency revolving credit facility and will provide for lower borrowing costs and fewer restrictions than under the existing facility. It is expected that the Company will borrow under the new credit facility and repay the outstanding indebtedness under its existing credit facility in early May 1997.

     Since the Spin-off from its former parent in September 1995, the Company has completed the acquisition of several businesses which complement existing products and operations of the Company. The aggregate purchase price of approximately $48.7 million, which includes the assumption of approximately $14.1 million of debt, was financed through borrowings under the existing credit facility. The Company intends to continue to make strategic acquisitions as part of its business strategy and presently expects to finance these activities either by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. No assurance can be given, however, with respect to the financial or business effect of any possible future acquisitions.

     The Company's principal non-U.S. operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company's subsidiaries in Spain, Italy and Belgium are subject to currency fluctuations because these subsidiaries have monetary assets and liabilities denominated in other than their respective local currencies. It is the Company's policy not to speculate in non-U.S. currencies, but rather to hedge against currency changes by using bank borrowings by its non-U.S. subsidiaries to reduce the extent to which its monetary assets are at risk. From time to time, the Company has entered into forward exchange contracts in order to hedge its exposure on certain intercompany transactions. As of January 31, 1997, the Company had two forward exchange contracts outstanding. The contracts, for an aggregate of $4.1 million, expire in July 1997. Net assets of the Company's non-U.S. subsidiaries translated at January 31, 1997 exchange rates were approximately $42.5 million at January 31, 1997, an increase of approximately 14% from January 31, 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 and included in this Report are listed in the Index to Consolidated Financial Statements appearing on page F-1 and are incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable


                                   PART III

ITEM 10.

     See, "Item 1 - Executive Officers of the Company" for certain information concerning the Company's officers. The other information required by Item 10 is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 13, 1997 (the "1997 Proxy Statement") to be filed with the Securities and Exchange Commission on or prior to May 31, 1997.


ITEMS 11, 12 and 13.

     The information required by Items 11, 12 and 13 is incorporated by reference from the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements
         See Index to Financial Statements on page F-1 hereof.

     2.  Financial Statement Schedules

         Schedule I - Culligan Water Technologies, Inc. Condensed Financial Statements

     3.  Exhibits:

     Copies of the Following exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at One Culligan Parkway, Northbrook, IL 60062.

Exhibit
Number      Description
-------     -----------
2.1         Distribution Agreement, dated as of July 14, 1995, between Samsonite and the Company.*

3.1         Restated Certificate of Incorporation.*

3.2         Amended and Restated By-Laws.*

4.1         Rights Agreement between the Company and the First National Bank of
            Boston as Rights Agent.***

10.1        Credit Agreement dated as of July 14, 1995 (the "Existing Credit
            Agreement") among the Company, Culligan International Company
            ("Culligan International") and the other Borrowers as defined therein, the financial institutions named therein as Lenders (the
            "Existing Lenders"), Credit Lyonnaise, New York Branch and Wells
            Fargo Bank, National Association, as Co-Agents for the Lenders, and the First National Bank of Boston, as Managing Agent for the Lenders
            (the "Existing Managing Agent").*

10.2        Stock Pledge Agreement dated as of July 14, 1995 between Culligan
            International and the Existing Managing Agent for the benefit of the Existing Lenders.*

10.3 Stock Pledge Agreement dated as of July 14, 1995 between the Company and the Existing Managing Agent for the benefit of the Existing
            Lenders.*

10.4        International Pledge Agreement dated as of July 14, 1995 among the
            Pledgors as defined therein and the Existing Managing Agent for the benefit of the Existing Lenders.*

10.5        Note Pledge Agreement dated as of July 14, 1995 between Culligan
            International and the Existing Managing Agent for the benefit of the Existing Lenders.*

10.6        Amendment No. 1 dated as of January 29, 1996 to Existing Credit
            Agreement.**

10.7        Amendment No. 2 dated as of August 1996 to the Existing Credit
            Agreement.**

10.8        Form of 1995 Stock Option and Incentive Award Plan.*

10.9        Employment Agreement, dated as of December 15, 1994, between
            Culligan International and Douglas A. Pertz.*

10.10 Tax Sharing Agreement, dated as of July 14, 1995, between Samsonite and the Company.*

10.11       Culligan Supplemental Retirement Plan, dated July 1, 1991.*

10.12       Amended and Restated Registration Rights Agreement.**

10.13 Form of Indemnification Agreement entered into or to be entered into by the Company with each of its officers and directors.*

21.1        List of Subsidiaries.**

27.1        Financial Data Schedule**

(b)  Reports on Form 8-K

     The registrant did not file any Current Reports on Form 8-K in the quarter ended January 31, 1997.
















------------------
*Incorporated by reference to the Company's Registration Statement on Form 10
      (File No. 0-26630).

**Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

***Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on September 16, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                      CULLIGAN WATER TECHNOLOGIES, INC.
                                      (Registrant)
Dated:  April 30, 1997


                                      By:  /s/ Douglas A. Pertz
                                           -------------------------------------
                                           Douglas A. Pertz
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 1997 by the following persons on behalf of the registrant in the capacities indicated.

Signature                       Title
---------                       -----


/s/ Douglas A. Pertz
---------------------------     President and Chief Executive Officer
Douglas A. Pertz                and Director


/s/ Michael E. Salvati
---------------------------     Vice President, Finance and Chief
Michael E. Salvati              Financial Officer (principal financial
                                and accounting officer)

/s/ Andrew D. Africk
---------------------------     Director
Andrew D. Africk




---------------------------     Director
R. Theodore Ammon

/s/ Bernard Attal
---------------------------     Director
Bernard Attal


/s/ Leon D. Black
---------------------------     Director
Leon D. Black


/s/ Robert H. Falk
---------------------------     Director
Robert H. Falk



---------------------------     Director
Mark H. Rachesky



---------------------------     Director
Robert L. Rosen


/s/ Marc J. Rowan
---------------------------     Director
Marc J. Rowan


/s/ Stephen J. Solarz
---------------------------     Director
Stephen J. Solarz


/s/ Carl Spielvogel
---------------------------     Director
Carl Spielvogel

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Fiscal Years 1995, 1996 and 1997

     Independent Auditors' Report........................................   F-2

     Consolidated Balance Sheets as of January 31, 1996 and 1997.........   F-3

     Consolidated Statements of Operations for the years ended
         January 31, 1995, 1996 and 1997.................................   F-4

     Consolidated Statements of Changes in Stockholders' Equity
         for the years ended January 31, 1995, 1996 and 1997.............   F-5

     Consolidated Statements of Cash Flows for the years ended
         January 31, 1995, 1996 and 1997.................................   F-6

     Notes to Consolidated Financial Statements..........................   F-7

     Financial Statement Schedule Condensed Financial Information
         of Registrant Schedule 1 All other financial statement
         schedules are omitted as not applicable or because the
         required information is presented in the consolidated
         financial statements or related notes...........................   S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Culligan Water Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of Culligan Water Technologies, Inc. and subsidiaries as of January 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the management of Culligan Water Technologies, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culligan Water Technologies, Inc. and subsidiaries as of January 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1997, in conformity with generally
accepted accounting principles.   Also, in our opinion, the related financial
statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  KPMG Peat Marwick LLP



March 17, 1997
Chicago, Illinois

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
              (dollars in thousands, except par value per share)

                  ASSETS                  January 31,   January 31,
                  ------                      1996          1997
                                          ------------  ------------

Current Assets:
  Cash and Cash Equivalents.............     $  3,877      $  8,984
  Accounts and Notes Receivable, Net of
   Allowance for Doubtful Accounts of
   $6,470 and $5,695 in 1996 and 1997,
   respectively.........................       68,725        80,843
  Inventories...........................       39,967        47,213
  Deferred Income Taxes.................       10,614        10,964
  Prepaid Expenses and Other Current
   Assets...............................        4,961         4,650
                                             --------      --------
     Total Current Assets...............      128,144       152,654
Property, Plant, and Equipment, Net.....       70,749        78,740
Intangible Assets, Less Accumulated
 Amortization of $100,162 and $117,671
 in 1996 and 1997, respectively.........       73,233        76,883
Other Noncurrent Assets.................       20,444        29,085
                                             --------      --------
     Total Assets.......................     $292,570      $337,362
                                             ========      ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current Liabilities:
  Accounts Payable......................     $ 22,999      $ 23,867
  Accrued Expenses......................       40,902        36,950
  Short-Term Debt and Current Maturities
   of Long-Term Debt....................        9,186        12,414
                                             --------      --------
     Total Current Liabilities..........       73,087        73,231
                                             --------      --------
Long-Term Liabilities:
  Long-Term Debt........................       39,138        36,231
  Noncurrent and Deferred Income Taxes..       29,939        29,805
  Other Noncurrent Liabilities..........       31,317        24,455
                                             --------      --------
     Total Long-Term Liabilities........      100,394        90,491
                                             --------      --------

Stockholders' Equity:
  Common Stock ($.01 Par Value;
   60,000,000 Shares Authorized;
   19,914,450 and 21,342,957 Shares
   Issued and Outstanding at January 31,
   1996 and 1997, respectively).........          199           213
  Additional Paid-In Capital............      195,956       235,894
  Retained Deficit......................      (77,665)      (61,780)
  Foreign Currency Translation                    599          (687)
   Adjustment...........................     --------      --------
     Total Stockholders' Equity.........      119,089       173,640
                                             --------      --------
     Total Liabilities and
      Stockholders' Equity..............     $292,570      $337,362
                                             ========      ========

          See Accompanying Notes to Consolidated Financial Statements.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                           Year Ended    Year Ended    Year Ended
                                          January 31,   January 31,   January 31,
                                              1995          1996          1997
                                          ------------  ------------  ------------
Net Sales...............................  $   280,051   $   304,502   $   371,018
Cost of Goods Sold......................      155,829       168,363       205,581
                                          -----------   -----------   -----------
    Gross Profit........................      124,222       136,139       165,437
Selling, General, and Administrative....       91,989        95,723       113,932
Administrative Expenses Allocated from
    Former Parent.......................        1,095            --            --
Restructuring Expenses..................        5,917            --            --
Amortization of Intangible Assets.......       38,691        38,802        17,522
                                          -----------   -----------   -----------
    Operating Income (Loss).............      (13,470)        1,614        33,983

Interest Income.........................        1,439         1,576         2,633
Interest Expense on Indebtedness to
    Former Parent.......................      (16,867)       (5,207)           --
Interest Expense--Other.................       (2,218)       (7,219)       (5,490)
Other, Net..............................          398         2,867         5,023
                                          -----------   -----------   -----------
    Income (Loss) Before Income Taxes...      (30,718)       (6,369)       36,149
Income Taxes............................        5,678        14,910        20,264
                                          -----------   -----------   -----------

    Net Income (Loss)...................  $   (36,396)  $   (21,279)  $    15,885
                                          ===========   ===========   ===========

Net Income (Loss) Per Share.............       $(2.29)       $(1.30)        $0.74
                                          ===========   ===========   ===========

Weighted Average Shares of Common
    Stock Outstanding...................   15,889,450    16,311,426    21,374,672
                                          ===========   ===========   ===========


          See Accompanying Notes to Consolidated Financial Statements.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (dollars in thousands, except shares outstanding)

                                          Common Stock                               Foreign
                                        -----------------  Additional   Retained     Currency        Total
                                                     Par     Paid-in    Earnings   Translation   Stockholders'
                                          Shares    Value    Capital    (Deficit)   Adjustment       Equity
                                        ----------  -----  -----------  ---------  ------------  --------------
Balance at January 31, 1994...........  15,889,450   $159    $ 75,815   $(19,990)      $(3,683)       $ 52,301
  Capital Contribution from
    Former Parent.....................                 --      30,000         --            --          30,000
  Net Loss............................                 --          --    (36,396)           --         (36,396)
  Foreign Currency Translation
    Adjustment, Net...................                 --          --         --         2,339           2,339
                                        ----------------------------------------------------------------------
Balance at January 31, 1995...........  15,889,450    159     105,815    (56,386)       (1,344)         48,244

  Capital Contribution from
    Former Parent.....................                 --       4,785         --            --           4,785
  Sale of Common Stock................   4,025,000     40      94,547         --            --          94,587
  Costs of Issuance and Distribution..                 --      (9,191)        --            --          (9,191)
  Net Loss............................                 --          --    (21,279)           --         (21,279)
  Foreign Currency Translation
    Adjustment, Net...................                 --          --         --         1,943           1,943
                                        ----------------------------------------------------------------------

Balance at January 31, 1996...........  19,914,450    199     195,956    (77,665)          599         119,089

 Sale of Common Stock.................     749,239      7      28,183         --            --          28,190
 Costs of Issuance and Distribution...                         (1,584)        --            --          (1,584)
 Exercise of Stock Options............     679,268      7       5,784         --            --           5,791
 Income Tax Benefit from Exercise
   Of Stock Options...................                          7,555                                    7,555
 Net Income...........................                 --          --     15,885            --          15,885
 Foreign Currency Translation
   Adjustment, Net....................                 --          --         --        (1,286)         (1,286)
                                        ----------------------------------------------------------------------

Balance at January 31, 1997...........  21,342,957   $213    $235,894   $(61,780)      $  (687)       $173,640
                                        ======================================================================

         See Accompanying Notes to Consolidated Financial Statements.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                  Year          Year          Year
                                                                 Ended         Ended         Ended
                                                               January 31,   January 31,   January 31,
                                                                  1995         1996          1997
                                                              ------------  ------------  ------------
Cash Flows from Operating Activities:
   Net Income (Loss)...................................          $(36,396)    $ (21,279)     $ 15,885
   Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operating Activities:
       Depreciation....................................             9,279         9,409        10,091
       Amortization....................................            38,691        38,802        17,522
       Gain on Sales of Assets.........................              (182)         (295)         (382)
       Insurance Settlement............................                --            --        (1,980)
       Deferred Income Taxes...........................            (5,530)          255          (299)
   Changes in Assets and Liabilities:
       Receivables, Net................................                68        (5,845)      (10,230)
       Inventories.....................................            (3,754)        3,575        (6,626)
       Other Current Assets............................              (215)       (1,659)         (636)
       Accounts Payable and Accrued
        Expenses.......................................             7,911        (6,962)          345
       Other, Net......................................             2,565        (2,635)       (7,157)
                                                                 --------     ---------      --------
     Net Cash Provided by
      Operating Activities.............................            12,437        13,366        16,533
                                                                 --------     ---------      --------
Cash Flows from Investing Activities:
   Proceeds from Sales of Assets.......................             1,355         2,093         6,323
   Proceeds from Insurance Settlement..................                --            --         4,500
   Capital Expenditures................................           (10,767)       (8,841)      (17,043)
   Investment in Affiliate.............................            (9,000)           --            --
   Payments for Acquisitions...........................                --       (13,872)      (20,745)
                                                                 --------     ---------      --------
     Net Cash Used in Investing
      Activities.......................................           (18,412)      (20,620)      (26,965)
                                                                 --------     ---------      --------
Cash Flows from Financing Activities:
   Net Proceeds from Sale of Common
    Stock..............................................                --        85,396        26,606
   Proceeds from Exercise of
    Stock Options......................................                --            --         5,791
   Receivable from Affiliate...........................             9,815            --            --
   Funding from (to) Former Parent, Net................            10,928      (111,125)       (6,743)
   Net Borrowings (Repayments) of
    Long-term Debt.....................................           (15,882)       32,616       (11,165)
   Net Short-term Borrowings
    (Repayments).......................................               569        (2,099)        1,336
                                                                 --------     ---------      --------
     Net Cash Provided by Financing
      Activities.......................................             5,430         4,788        15,825
                                                                 --------     ---------      --------
Effect of Foreign Exchange Rate Changes
 on Cash...............................................               506           417          (286)
                                                                 --------     ---------      --------
   Net Increase (Decrease) in Cash and Cash
    Equivalents........................................               (39)       (2,049)        5,107
Cash and Cash Equivalents at Beginning
 of Year...............................................             5,965         5,926         3,877
                                                                 --------     ---------      --------
Cash and Cash Equivalents at End of Year...............          $  5,926     $   3,877      $  8,984
                                                                 ========     =========      ========
Supplemental Disclosures of Cash Flow
 Information:
   Cash Paid During the Year for:
   Interest (Including to Former Parent)...............          $ 19,033     $  12,149      $  5,236
   Income Taxes (Excluding to Former
    Parent)............................................          $  3,598     $   8,086      $ 12,618
                                                                 ========     =========      ========
Supplemental Schedule of Noncash
 Financing Activities:
 Former Parent Contribution to Equity
  Capital..............................................          $     --     $   4,785      $     --
 Contribution of Notes Payable of
  Former Parent to Equity Capital......................          $ 30,000     $      --      $     --

         See Accompanying Notes to Consolidated Financial Statements.

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

(1) Summary of Significant Accounting Policies

The Company

  Culligan Water Technologies, Inc. (the "Company" or "Culligan") and subsidiaries are engaged in the manufacture and sale of water purification and treatment products. A significant part of the Company's sales are made to franchised dealers and licensees.

"Fresh Start" Basis of Accounting

  On May 25, 1993 the United States Bankruptcy Court confirmed a Plan of Reorganization (the "Plan") of Culligan's parent at the time, Astrum International Corp. ("Astrum"). Pursuant to the terms of the Plan, which became effective on June 8, 1993, Astrum completed a comprehensive financial reorganization (the "Restructuring"). The Restructuring has been accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires that the Company's assets and liabilities be adjusted to their fair values ("Fresh Start") and that a new reporting entity be created. Although Culligan did not file for bankruptcy, as a subsidiary company, Culligan was required to record the effects of Astrum's "Fresh Start" adjustments of assets and liabilities as additional capitalization (the "recapitalization") as of June 30, 1993.

  The consolidated balance sheets as of January 31, 1996 and 1997 and consolidated statements of earnings and cash flows for the years ended January 31, 1995, 1996 and 1997 include the continuing impact of the recapitalization.

Spin-Off

   On September 12, 1995, Samsonite Corporation ("Samsonite"), formerly known as Astrum, distributed one share of Culligan common stock for each share of Samsonite common stock in a spin-off (the "Spin-Off"). In connection with the Spin-Off, Culligan's capital stock was recapitalized. All share amounts for the periods preceding the Spin-Off have been retroactively restated to give effect to the stock distribution.

Principles of Consolidation

  The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Acquisitions

  During the years ended January 31, 1996 and 1997, the Company completed a number of acquisitions to complement existing products and businesses for approximately $13,872 and $2,878 in cash and notes payable, respectively, in the year ended January 31, 1996 and $20,745 and $11,203 in cash and notes payable, respectively, in the year ended January 31, 1997. The acquisitions are accounted for using the purchase method. Purchase price in excess of net assets acquired is recorded as goodwill.

Revenue Recognition

  Sales of the Company's products are recorded upon shipment. Estimated costs to be incurred by the Company related to product installation and warranty fulfillment are accrued at the date of shipment.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)

Foreign Currency Translation

  The accounts of the Company's non-U.S. subsidiaries are measured using local currency as the functional currency. These operations report financial results on a calendar year basis. The Company translates assets and liabilities denominated in non-U.S. currencies at exchange rates prevailing at balance sheet dates and income, costs, and expenses are translated at the average rates during the period. Translation adjustments are included as a separate component of stockholders' equity.

Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

  Inventories, consisting of materials, labor and overhead, are valued at the lower of cost on the first-in, first-out ("FIFO") method or market.

Property, Plant, and Equipment

  In connection with the adoption of "Fresh Start" accounting, the Company adjusted property, plant, and equipment to fair market values. Depreciation is provided on the straight-line method over the estimated useful lives of the assets as follows:

  Buildings and improvements......     3 to 40 years
  Furniture and fixtures..........     4 to 10 years
  Machinery and equipment.........     3 to 10 years

  Gains or losses resulting from dispositions are included in other income (expense), net. Improvements which extend the life of an asset are capitalized; maintenance and repair costs are expensed.

Intangible Assets

  As a result of "Fresh-Start" accounting, the Company recorded reorganization value in excess of identifiable assets. Tradenames and other intangibles were recorded at fair market value based on independent appraisals. Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

  Reorganization value in excess of identifiable assets........          3 years
  Tradenames...................................................         40 years
  Goodwill.....................................................   10 to 40 years
  Other intangible assets......................................    3 to 40 years

  The Company accounts for intangible assets at the lower of amortized cost or fair value. On an ongoing basis, the Company reviews the valuation and amortization of intangible assets by comparing carrying values to projected discounted future operating results using a discount rate reflecting the Company's average cost of capital and taking into consideration any events or circumstances that could impair the assets' carrying values.

Advertising

  Costs incurred for advertising, including costs incurred under the Company's U.S. cooperative advertising program with its dealers and franchisees, are expensed when incurred.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


Research and Development

  Research and development costs are expensed during the year in which such costs are incurred and amounted to approximately $3,258, $3,221 and $3,212 for the years ended January 31, 1995, 1996 and 1997, respectively.

Income Taxes

  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Insurance

  The Company retains risks for workers' compensation, automobile and general liability up to $500 per individual claim. Culligan purchases excess workers compensation, automobile and general liability coverage for individual claims in excess of $500.

Net Income (Loss) Per Share

  Net income (loss) per share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are not included as share equivalents for the years ended January 31, 1995 and 1996 because they are antidilutive.

Employee Stock Options

  The Company accounts for employee stock options under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accounting for the issuance of stock options under the provisions of APB Opinion No. 25 typically does not result in compensation expense for the Company as the exercise price of options are normally established at the market price of the Company's common stock on the date granted.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

  Certain reclassifications were made to the prior periods' financial statements in order to conform with the 1997 presentation.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


(2) Inventories

  Inventories at January 31, 1996 and 1997 consisted of the following:

                                            1996       1997
                                          ---------  ---------
      Raw materials.....................  $ 13,721   $ 19,137
      Work in process...................     3,134      7,788
      Finished goods....................    23,112     20,288
                                          --------   --------
        Total...........................  $ 39,967   $ 47,213
                                          ========   ========

(3) Property, Plant, and Equipment

  Property, plant, and equipment at January 31, 1996 and 1997 consisted of the following:

                                              1996       1997
                                          --------   --------
      Land and land improvements........  $ 25,378   $ 21,113
      Buildings.........................    24,039     28,289
      Machinery and equipment...........    34,561     51,132
                                          --------   --------
                                            83,978    100,534
      Less accumulated depreciation.....   (13,229)   (21,794)
                                          --------   --------
        Total...........................  $ 70,749   $ 78,740
                                          ========   ========

(4) Intangible Assets

  Intangible assets, net of accumulated amortization, at January 31, 1996 and 1997 consist of the following:


                                                                     1996         1997
                                                                  -----------  -----------
      Reorganization value in excess of identifiable net assets..     $15,551      $    --
      Trademarks.................................................      45,373       44,160
      Goodwill...................................................       8,917       26,424
      Other intangible assets....................................       3,392        6,299
                                                                      -------      -------
        Total...................................................      $73,233      $76,883
                                                                      =======      =======

  Amortization of intangible assets consists of the following:

                                                                Year         Year         Year
                                                  Expected      Ended        Ended        Ended
                                                   Useful    January 31,  January 31,  January 31,
                                                    Life        1995         1996         1997
                                                  --------   ----------   -----------  -----------
                                                  (years)
      Amortization of reorganization
       value in excess of identifiable
       assets.................................           3       $37,322      $37,322      $15,551
      Amortization of trademarks and other
       "Fresh Start" intangibles..............          40         1,300        1,300        1,300
                                                                 -------      -------      -------
      "Fresh Start" amortization..............                    38,622       38,622       16,851
      Amortization of goodwill................    10 to 40            18          158          504
      Amortization of other intangibles.......     3 to 9             51           22          167
                                                                 -------      -------      -------
        Total.................................                   $38,691      $38,802      $17,522
                                                                 =======      =======      =======

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)

  "Fresh Start" amortization represents the expense arising from the adoption of "Fresh Start" accounting in accordance with SOP 90-7.

(5) Accrued Expenses

  Accrued expenses at January 31, 1996 and 1997 consist of the following:


                                                                           1996      1997
                                                                         --------  ---------
      Accrued compensation and vacation.............................      $13,069    $12,963
      Accruals for claims in litigation (see Note 13)...............        5,063      3,312
      Other.........................................................       22,770     20,675
                                                                         --------  ---------
         Total......................................................      $40,902    $36,950
                                                                         ========  =========

(6) Financing Arrangements

  The Company's debt at January 31, 1996 and 1997 is summarized as follows:

                                                            1996               1997
                                                     ------------------  -------------------
                                          Current
                                          Interest
                                           Rates     Current  Long-Term  Current   Long-Term
                                          --------   -------  ---------  --------  ---------
Notes payable to banks..................  3.0-8.80%   $9,008    $38,646   $ 9,549    $29,294

Other...................................  6.5-13.0%      178        492     2,865      6,937
                                                      ------    -------  --------  ---------
 Total..................................              $9,186    $39,138   $12,414    $36,231
                                                      ======    =======  ========  =========

  Principal payments for each of the years ending January 31, 1998, through the year 2002 and thereafter are $12,414, $1,399, $1,296, $30,247, $881 and $2,408,
respectively.

  In July 1995, the Company and certain of its subsidiaries entered into a revolving credit facility with several banks providing for a $150,000 reducing revolving credit facility (the "Credit Facility"). The Credit Facility matures in July 2000, is guaranteed by the Company and certain of its subsidiaries and is secured by a pledge of the stock of the Company's significant subsidiaries. Commencing on the third anniversary of the Credit Facility, the amount available thereunder may be reduced by up to $10,000 annually depending on the Company's consolidated leverage ratio. At January 31, 1997, the Company had borrowings of approximately $28,400 and outstanding letters of credit of approximately $6,800 under the Credit Facility. Borrowing availability at January 31, 1997 was approximately $114,800. The Credit Facility is available, among other things, to finance the working capital needs of the Company, fund standby letters of
credit to support international debt and finance acquisitions.   Loans under the
Credit Facility bear interest, at the election of the Company, at either a reference rate based on the prime rate or a Eurodollar rate, together with an applicable margin tied to the consolidated financial performance of the Company. At January 31, 1997, the weighted average interest rate on borrowings under the Credit Facility was 6.11% per annum.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)



   The Credit Facility was amended in August 1996 to modify certain covenants related to amounts allowed for investments in subsidiaries and affiliates. The agreement requires the Company to achieve certain financial performance criteria. The Credit Facility also imposes certain restrictions on the incurrence of debt, dividends, sales of assets, investments, mergers and acquisitions, guarantees, liens, transactions with affiliates and certain other matters. The Credit Facility contains customary representations and warranties and conditions to borrowings for a facility of this type, as well as customary events of default including, but not limited to, payment defaults, breaches of covenants or representations, insolvency and change of control.

   During the year ended January 31, 1997, the Company recorded additional debt which primarily consists of notes payable to former owners of businesses acquired.

  At January 31, 1997, the Company had non-U.S. lines of credit of approximately $28,000, with interest rates ranging from 3.0% to 7.66% and varying maturity dates. At January 31, 1997, the weighted average interest rate on the $9,310 of borrowings under these lines of credit was approximately 7.23%.

(7) Income Taxes

  Prior to the Spin-Off, the Company's results were included in the consolidated U.S. federal and, where applicable, unitary state income tax returns filed by Samsonite. For periods prior to the Spin-Off, the provision for income taxes has been computed as if the Company had filed its own U.S. federal and state income tax returns.

The provision for income taxes is as follows:


                                       Year          Year          Year
                                      Ended         Ended         Ended
                                   January 31,   January 31,   January 31,
                                       1995          1996          1997
                                   ------------  ------------  ------------
Currently payable:
     U.S. federal................      $ 7,521       $ 8,793       $12,516
     State.......................        1,996         1,537         2,956
     Non-U.S.....................        3,007         3,650         4,966
                                       -------       -------       -------
        Total currently payable..       12,524        13,980        20,438
                                       -------       -------       -------
  Deferred:
     U.S. federal................       (2,334)        1,067         1,122
     State.......................         (670)          (24)         (708)
     Non-U.S.....................       (3,842)         (113)         (588)
                                       -------       -------       -------
        Total deferred...........       (6,846)          930          (174)
                                       -------       -------       -------
        Total income taxes.......      $ 5,678       $14,910       $20,264
                                       =======       =======       =======

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 1996 and 1997 are presented below:

                                               1996       1997
                                             ---------  ---------
  Deferred tax assets:
     Accounts and notes receivable.........  $  3,005   $  3,259
     Inventories...........................     2,338      3,527
     Insurance and litigation accruals.....     3,136      2,822
     Pension and postretirement benefits...     4,116      4,654
     Other accruals........................     8,106      6,884
     Net operating loss carryforwards......     5,847      4,143
     Other.................................       417        469
                                             --------   --------
  Total gross deferred tax assets..........    26,965     25,758
  Less valuation allowance.................    (1,733)    (2,892)
                                             --------   --------
  Net deferred tax assets..................    25,232     22,866
                                             --------   --------
  Deferred tax liabilities:
     Property, plant, and equipment........   (13,454)   (10,306)
     Trademarks and other intangible
      assets...............................   (19,428)   (19,051)
     Unremitted earnings...................    (1,395)    (2,550)
     Other.................................      (359)        --
                                             --------   --------
  Total gross deferred tax liabilities.....   (34,636)   (31,907)
                                             --------   --------
  Net deferred tax liabilities.............  $ (9,404)  $ (9,041)
                                             ========   ========

  Deferred income taxes have been provided on undistributed earnings of non-U.S. subsidiaries to the extent that management plans to have these earnings remitted to the U.S. in the future. At January 31, 1997, undistributed earnings of non-U.S. subsidiaries that will be permanently invested and for which no deferred taxes have been provided amount to approximately $30,700. It is not practicable for the Company to compute the amount of unrecognized deferred tax liability on these undistributed earnings.

  A valuation allowance has been provided for those net operating loss carryforwards and temporary differences which management believes will not be utilized. The increase (decrease) in the total valuation allowance for the years ended January 31, 1995, 1996 and 1997, was $2,255, $(1,691) and $1,159,
respectively. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


  Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes as a result of the following:

                                              Year          Year          Year
                                             Ended         Ended         Ended
                                          January 31,   January 31,   January 31,
                                              1995          1996          1997
                                          ------------  ------------  ------------
  Income (loss) before income taxes:
     U.S................................     $(23,887)      $(9,715)      $17,732
     Non-U.S............................       (6,831)        3,346        18,417
                                             --------       -------       -------
        Total...........................     $(30,718)      $(6,369)      $36,149
                                             ========       =======       =======
  Income taxes computed at the U.S.
    federal statutory income tax rate...     $(10,751)      $(2,229)      $12,652
  State income taxes, net of U.S.
    federal Income tax benefit..........          909           983         1,461
  Non-U.S. rate differential............        1,557         2,366         2,068
  Amortization of nondeductible
    Intangible assets...................       13,063        13,063         5,443
  Change in valuation allowance.........        2,255        (1,691)        1,159
  Other, net............................       (1,355)        2,418        (2,519)
                                             --------       -------       -------
        Total...........................     $  5,678       $14,910       $20,264
                                             ========       =======       =======

(8)  Employee Benefit Plans

Pension Plans

  The Company has pension plans which cover substantially all salaried employees and certain hourly-paid employees. Plans covering salaried employees generally provide pension benefits to employees who complete five or more years of service. Pension benefits are generally based upon years of service and compensation during the final years of employment. Plans covering hourly-paid employees generally provide pension benefits of fixed amounts for each year of service.

  The Company also has an unfunded supplemental retirement plan for certain employees and unfunded supplemental benefit agreements for two former executives of the Company. The annual costs of the supplemental retirement plan and supplemental benefit agreements are included in the determination of net periodic pension cost shown below.

  Net periodic pension cost includes the following components:

                                           Year          Year         Year
                                          Ended         Ended         Ended
                                       January 31,   January 31,   January 31
                                           1995          1996         1997
                                       ------------  ------------  -----------
      Service cost...................      $ 1,443      $  1,196      $ 1,421
      Interest cost..................        3,162         3,297        3,415
      Actual return on plan assets...          464       (11,289)      (7,362)
      Net amortization and deferral..       (3,985)        7,727        3,435
                                           -------      --------      -------
      Net periodic pension cost......      $ 1,084      $    931      $   909
                                           =======      ========      =======

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)

  The following table presents the plans' status reconciled with amounts recognized as other non-current liabilities in the consolidated balance sheets at January 31, 1996 and 1997:

                                                               Accumulated
                                                            Benefits Exceed         Assets Exceed
                                                                Assets           Accumulated Benefits
                                                         ---------------------  ----------------------
                                                           1996        1997        1996        1997
                                                         ---------  ----------  ----------  ----------
      Actuarial present value of
        benefit obligations:
         Vested..................................         $(1,891)    $(1,942)   $(38,176)   $(37,042)
         Nonvested...............................              --          --      (1,973)     (1,845)
                                                          -------     -------    --------    --------
      Accumulated benefit obligations............         $(1,891)    $(1,942)   $(40,149)   $(38,887)
                                                          =======     =======    ========    ========
      Projected benefit obligations..............         $(2,060)    $(2,011)   $(46,190)   $(44,978)
      Fair value of plan assets,
       principally equity securities,
       and corporate and government
       bonds.....................................              --          --      52,402      56,536
                                                          -------     -------    --------    --------
      Projected benefit obligations (in
        excess of) less than plan assets.........          (2,060)     (2,011)      6,212      11,558
      Unrecognized net gain from
        past experience different from
        that assumed and effect of
        changes in assumptions...................          (1,141)     (1,073)     (4,507)    (10,222)
      Prior service cost not yet
       recognized in net periodic
       pension cost..............................             142         112        (618)       (955)
                                                          -------     -------    --------    --------
      Prepaid (accrued) pension cost.............         $(3,059)    $(2,972)   $  1,087    $    381
                                                          =======     =======    ========    ========


                                             1995        1996        1997
                                           -------     -------    --------
      Actuarial assumptions were:
         Discount rates.................      8.25%       7.50%    8.0-8.5%
         Rates of increase in
          compensation levels...........      6.00        6.00        5.00
         Expected long-term rate of
          return on assets..............      8.50        8.50        8.50

  Plan assets are invested primarily in equity securities and fixed income instruments. The plans do not have significant liabilities other than benefit obligations. The Company's funding policy is to contribute amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

Defined Contribution Plans

  The Company has defined contribution plans which cover substantially all domestic salaried employees and certain hourly-paid employees. Company contributions are based primarily on a percentage of earnings of the Company, as defined. The Company's expenses related to these plans were approximately $3,167, $3,125 and $3,609 for the years ended January 31, 1995, 1996 and 1997, respectively.

Other Postretirement Benefit Plans

  The Company sponsors a defined benefit health care plan that provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory and contains other cost-sharing features such as deductibles and limits on certain coverages. The Company has the right to modify or terminate the plan.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


The Company's policy is to fund the cost of these benefits as incurred. Employees hired subsequent to August 1, 1992 are not eligible for postretirement medical benefits.

  The following table presents the plan's status reconciled with amounts recognized as other non-current liabilities in the accompanying consolidated balance sheets at January 31, 1996 and 1997:

                                                         1996          1997
                                                     -----------  ------------
      Accumulated postretirement benefit obligation:
         Retirees..................................    $2,381       $2,473
         Fully eligible active plan
          participants.............................     1,565        1,741
         Other active plan participants............     2,491        2,449
                                                       ------       ------
      Accumulated postretirement benefit
       obligation in excess of plan assets.........     6,437        6,663
      Unrecognized net loss........................     1,358        1,483
                                                       ------       ------
      Accrued postretirement benefit cost..........    $7,795       $8,146
                                                       ======       ======

  Net periodic postretirement benefit cost includes the following components:


                                             Year         Year          Year
                                             Ended        Ended         Ended
                                          January 31,  January 31,   January 31,
                                             1995         1996          1997
                                          -----------  -----------   -----------
      Service cost......................       $  293       $  219         $ 195
      Interest cost.....................          513          467           483
      Net amortization and
        deferral........................           --          (74)          (45)
                                               ------       ------         -----
      Net periodic postretirement
       benefit cost.....................       $  806       $  612         $ 633
                                               ======       ======         =====

  For measurement purposes, a 14% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 1992; the rate was assumed to decrease 1% each year to 6.5% by the year 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 31, 1997 by $864 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 31, 1997 by $105. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 8.00% at January 31, 1996 and 1997, respectively.

(9) Leases

  The Company leases certain office facilities or other assets for which the future minimum rental payments under noncancelable operating leases for each of the years ending January 31, 1998 through the year 2002 and thereafter are $1,569, $1,335, $1,120, $803, $509, and $205, respectively.

  Rental expense amounted to $2,966, $2,205 and $2,169 for the years ended January 31, 1995, 1996 and 1997, respectively.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)

(10) Fair Value of Financial Instruments

  The Company's financial instruments at January 31, 1996 and 1997 include long-term receivables, notes payable, and long-term debt. The fair values of such financial instruments have been determined based on market interest rates as of the respective year-ends and are not materially different from their financial statement carrying values.

(11) Forward Exchange Contracts

  Several of the Company's non-U.S. subsidiaries are exposed to foreign exchange rate risk as they have monetary assets and liabilities denominated in currencies other than their respective functional currencies. It is the Company's policy not to speculate in non-U.S. currencies but rather to manage this exposure by utilizing local currency bank borrowings and, from time to time, by entering into forward foreign exchange contracts. Forward exchange contracts are not held for trading purposes.

  As of January 31, 1997, the Company had two forward exchange contracts outstanding. The contracts, for an aggregate of $4,100, expire in July 1997. Unrealized gains and losses on the forward contracts are deferred until the related transaction occurs. Deferred gains and losses incurred during the years ended January 31, 1995, 1996 and 1997 were not material.

(12) International Operations

  During the year ended January 31, 1995, the Company continued a strategic restructuring plan, implemented in fiscal 1994, for certain international operations in Europe and incurred pre-tax charges of $5,917. The charge included the estimated costs to complete the consolidation of certain production facilities and administrative functions.

  During the year ended January 31, 1997, the Company received an insurance settlement related to a fire which substantially destroyed the Company's facility in Belgium during July 1993. The settlement of $4,500 was offset by additional incremental costs related to the fire of $2,520. The resulting pre-tax gain of $1,980 is included as a component of other, net in the consolidated statement of operations for the year ended January 31, 1997.

(13) Transactions with Related Parties

  The following summarizes information about certain transactions between the Company and Samsonite:

Distribution Agreement

   In connection with the Spin-Off, Culligan and Samsonite entered into a Distribution Agreement (the "Distribution Agreement") providing for, among other things, the principal corporate transactions required to effect the Spin-Off, the conditions to the Spin-Off, the allocation between Culligan and Samsonite of certain liabilities and expenses of the transactions and certain other agreements governing the relationship between Culligan and Samsonite with respect to or in connection with the Spin-Off. In the Distribution Agreement, Culligan and Samsonite agreed to indemnify each other against certain liabilities, including any liabilities arising out of their respective businesses that may be asserted against the other and, in the case of Samsonite, certain contingent liabilities relating to the bankruptcy of Astrum and certain contingent claims by the Pension Benefit Guaranty Corporation and certain contingent liabilities relating to Burr Ridge Insurance Company ("Burr Ridge"), a company that was formed by Samsonite to reinsure claims for workmen's compensation, relating largely to employees of the Company and its subsidiaries. In connection with the Spin-Off, Culligan repaid $110,000 of indebtedness owed by it to Samsonite and, except for an intercompany tax payable, all intercompany receivables and payables between Samsonite and Culligan were canceled. The Distribution Agreement also provided for the sale to the Company of all of the stock of Burr Ridge.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)

Tax Sharing Agreement

  Prior to the Spin-Off, Culligan's results of operations had been included in Samsonite's consolidated U.S. federal income tax returns. In connection with the Spin-Off, Culligan and Samsonite entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") providing, among other things, for the allocation between Samsonite and Culligan of federal and state tax liabilities for all periods prior to completion of the Spin-Off. Under the Tax Sharing Agreement, the balance in Culligan's intercompany tax payable account remained outstanding and was converted into a long-term obligation. During the year ended January 31, 1996, Culligan paid to Samsonite, approximately $7,325 of its intercompany tax payable. The balance of the intercompany tax payable at January 31, 1996, which includes taxes payable through the date of the Spin-Off, was $7,324 and is included as other noncurrent liabilities in the consolidated balance sheet. During the year ended January 31, 1997, Culligan settled the remaining tax payable with Samsonite.

Note Payable to Samsonite

  In June 1993, Culligan issued a $150,000 subordinated note payable with an interest rate of 11.5% to Samsonite. In December 1994, the Company made a principal payment to Samsonite of $20,000. In January 1995, Samsonite reduced the principal amount outstanding under the note payable through a $30,000 contribution to equity capital of the Company. The outstanding balance of such note was repaid by Culligan during July 1995 in connection with the Refinancing. For the years ended January 31, 1995 and 1996, Culligan incurred interest expense under this obligation of $16,867 and $5,207, respectively.

(14) Litigation

   In January 1997, an action was commenced by the Company in the Circuit Court of Cook County, Illinois against United States Water Company, L.P. ("U.S. Water"), United States Water Management Company ("USWMC"), Randall C. Easton ("Easton") and United States Filter Corporation ("U.S. Filter"). The Company's Complaint in the action alleges, among other things, that the sale of U.S. Water to U.S. Filter is in violation of its franchise agreements with Culligan and applicable law and seeks declaratory judgment, injunctive and other relief as a result of such violation. The Complaint also alleges that U.S. Filter tortuously interfered with the Company's contractual agreements by inducing the sale of U.S. Water in violation of its agreements with the Company and that U.S. Water's president, Randy Easton, in exchange for personal incentives from U.S. Filter, induced violations of U.S. Water's agreements with Culligan.

   U.S. Water, USWMC and Easton filed an Answer, Affirmative Defenses and Counterclaims to Culligan's Complaint. The counterclaims seek declaratory and injunctive relief and purport to assert state common law claims for alleged tortuous interference with contracts and alleged violations of the Illinois Trade Secrets Act and the Illinois Antitrust Act. U.S. Filter separately filed an Answer, Affirmative Defenses and Counterclaims to Culligan's Complaint. The counterclaims purport to assert state common law claims for alleged tortuous interference with contracts tortuous interference with prospective economic advantage, alleged violations of various state law antitrust and unfair trade practice acts, and alleged violations of the Sherman Antitrust Act.

   In April 1997, the Court ruled on the parties' motions for partial summary judgment and determined that the Company's right of first refusal did not apply to the sale of U.S. Water to U.S. Filter. The Company presently expects to appeal such ruling. The Company does not believe that such action will have a material effect on its financial condition or results of operations.

  In January 1997, a complaint for patent infringement was filed by The Brita Products Company and its parent ("Brita") in the United States District Court for the Northern District of Georgia against Recovery Engineering, Inc., Health
o meter

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


and the Company. Insofar as it relates to the Company, the Complaint alleges that a plastic pour-through pitcher being marketed by Health o meter in partnership with the Company infringes a patent held by Brita. The Complaint seeks, among other things, injunctive relief and damages in an unspecified amount. The Company believes it has meritorious defenses to such action and does not believe it will have a material adverse effect on its financial condition or results of operations.

   The Company is party to various other pending and threatened litigation arising in the normal course of business. While it is not possible to predict the outcome of these matters, management believes that the pending items will not have a material adverse effect upon the financial condition or results of operations of the Company.

(15) Segment Information

  The Company operates in one industry segment--the design, manufacture and marketing of water treatment products and equipment. The Company has a diversified customer base with no one customer accounting for 10% or more of consolidated net sales. The Company has subsidiaries in Europe, the Pacific Rim, Canada and the Caribbean. Information regarding the Company's operations in the United States and internationally are presented below:

                                          Year          Year          Year
                                         Ended         Ended         Ended
                                      January 31,   January 31,   January 31,
                                          1995          1996          1997
                                      ------------  ------------  ------------
  Net sales:
    United States...................     $190,432      $203,441      $265,904
    Europe..........................       90,686       102,607       105,558
    Other non-U.S...................       12,836        14,284        18,065
    Intercompany sales..............      (13,903)      (15,830)      (18,509)
                                         --------      --------      --------
  Consolidated net sales............     $280,051      $304,502      $371,018
                                         ========      ========      ========
   Operating income (loss):
    United States...................     $ (7,860)     $ (9,027)     $ 19,617
    Europe..........................       (6,119)        8,315        13,044
    Other non-U.S...................        2,199         2,655         2,471
    Adjustments and
     eliminations...................       (1,690)         (329)       (1,149)
                                         --------      --------      --------
  Consolidated operating income
     (loss).........................     $(13,470)     $  1,614      $ 33,983
                                         ========      ========      ========

                                               January 31,
                                           ------------------
                                           1996          1997
                                           ----          ----
 Identifiable assets:
    United States...................     $127,315      $179,438
    Europe..........................       67,069        74,613
    Other non-U.S...................        7,787        15,972
    Corporate.......................       90,399        67,339
                                         --------      --------
  Consolidated identifiable assets..     $292,570      $337,362
                                         ========      ========

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


(16)  Quarterly Financial Information (Unaudited)

                                  First     Second      Third     Fourth
                                 Quarter    Quarter    Quarter    Quarter
                                ---------  ---------  ---------  ---------
Year Ended January 31, 1996:
  Net sales...................   $68,767    $80,215    $74,212    $81,308
  Gross profit................    31,365     36,938     33,181     34,655
  Net income (loss)...........   $(6,211)   $(4,956)   $(4,305)   $(5,807)
                                 =======    =======    =======    =======
Year Ended January 31, 1997:
  Net sales...................   $83,390    $91,922    $97,104    $98,602
  Gross profit................    36,738     41,372     42,610     44,717
  Net income (loss)...........   $(3,348)   $ 2,761    $ 7,951    $ 8,521
                                 =======    =======    =======    =======

(17)  Stockholder Rights

   On September 13, 1996, the Company adopted a stockholder rights plan and authorized the execution of the Rights Agreement between the Company and The First National Bank of Boston, as Rights Agent (the "Rights Agreement"). The rights plan is intended to deter coercive or partial offers which will not provide fair value to all stockholders and enhance the Board's ability to represent all stockholders and thereby maximize stockholder values.

   Pursuant to the Rights Agreement, one right ("Right") was issued for each share of common stock, par value $.01 per share, of the Company outstanding as of the close of business on September 26, 1996. Each of the Rights entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a price of $78 per one one-hundredth of a share. Initially, the Rights are attached to common stock certificates representing shares then outstanding and no separate rights certificates will be distributed until the occurrence of a Distribution Date as defined in the Rights Agreement. The Rights generally will not become exercisable unless and until, among other things, any person acquires 15% or more of the outstanding stock (other than a person that owned 15% or more on September 3, 1996 as long as such person does not increase its percentage ownership by more than five percentage points over its percentage ownership on such date). The Rights are generally redeemable at $.005 per Right at any time until 10 business days following a public announcement that a 15% or greater position in the Company's common stock has been acquired and will expire, unless earlier redeemed or extended, on September 13, 1997.

(18)  Stock Options

   Pursuant to his employment agreement, the Company granted to its chief executive officer (CEO) options to purchase 491,426 shares at an exercise price of $9.98 per share. Options for a cumulative total of 327,617 shares vested in the years ended January 31, 1996 and 1997, and the remainder remain subject to satisfaction of future vesting requirements. Such options expire in 2005. The Company has also granted options for 300,000 shares to the CEO under the 1997 Plan described below, subject to stockholder approval of such plan, in connection with an extension of his employment agreement. Such options are expected to have an exercise price of $33.25, the closing price on January 31, 1997, the date such extension was agreed to in principle. Approximately 60% of such options are exercisable in three equal annual installments upon the attainment by the Company of performance goals developed jointly by the Compensation Committee and the CEO, and the remainder of which are exercisable in three equal annual installments so long as the CEO remains employed with the Company.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


   At January 31, 1997, the Company has two stock option plans, the Culligan 1995 Amended and Restated Stock Option and Incentive Award Plan (the "1995 Plan") and the Culligan 1997 Stock Option and Incentive Award Plan (the "1997 Plan") which has been approved by the Company's Board of Directors subject to ratification and approval by stockholders at the Company's next annual meeting. Under the 1995 Plan, as amended, the Company may grant options to its employees for up to 1,050,000 shares of common stock. As of January 31, 1997, the Company has granted options, net of cancellations, for 988,100 shares pursuant to the 1995 Plan. Under the 1997 Plan, the Company may grant options to its employees for up to 1,000,000 shares of common stock. Options under both plans vest over a five-year period subject to satisfaction of certain time and performance vesting criteria.

  A summary of the status of the Company's fixed stock option activity as of January 31, 1995, 1996, and 1997, and changes during the years ended on those dates is presented below:

                                                1995                  1996                    1997
                                          ------------------  ---------------------  ----------------------
                                                   Weighted-              Weighted-               Weighted-
                                                    Average                Average                 Average
                                                   Exercise               Exercise                Exercise
                                          Shares     Price      Shares      Price      Shares       Price
                                          -------  ---------  ----------  ---------  -----------  ---------
Fixed Options
-------------
Outstanding at beginning
     of year............................        -                286,666     $ 9.98   1,256,434      $ 9.74
Granted
1995 Plan...............................        -                298,600     $12.58     362,500      $35.49
1997 Plan...............................        -                      -                120,000      $33.25
Options granted outside the
     plans..............................  286,666      $9.98     671,168     $ 8.37           -

Exercised...............................        -                      -               (662,768)     $ 8.43
Cancelled...............................        -                      -                (47,400)     $11.33
                                          -------             ----------             ----------
Outstanding at end
    of year.............................  286,666      $9.98   1,256,434     $ 9.74   1,028,766      $22.32
                                          =======             ==========             ==========

Options exercisable at
     Year-end...........................                         810,923                296,530
Weighted-average fair value
     of options granted during
     The year...........................                      $     4.81                 $12.90

                CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


   The following table summarizes information about the Company's fixed stock options outstanding at January 31, 1997:


                                    Options Outstanding              Options Exercisable
                       -------------------------------------------  ----------------------
                                              Weighted-
                             Number           average    Weighted-    Number     Weighted-
                           Outstanding       remaining    average   Exercisable   Average
      Range of             January 31,      contractual  exercise   January 31,  Exercise
   exercise prices            1997             life        price       1997        Price
---------------------  -------------------  -----------  ---------  -----------  ---------
        $7.87                       17,500            -     $ 7.87       17,500     $ 7.87
        $9.98                      286,666    8.0 years     $ 9.98      191,110     $ 9.98
  $12.23 - $35.625                 604,600    8.8 years     $26.42       87,920     $12.57
       $33.25                      120,000     10 years     $33.25            -         --
                                 ---------                              -------
                                 1,028,766    8.8 years                 296,530     $10.62
                                 =========                              =======

   A summary of the status of the Company's performance based stock option activity as of January 31, 1995, 1996, and 1997, and changes during the years ended on those dates is presented below:

                                                 1995                1996                  1997
                                          ------------------  -------------------  --------------------
                                                   Weighted-            Weighted-             Weighted-
                                                    Average              Average               Average
                                                   Exercise             Exercise              Exercise
                                          Shares     Price     Shares     Price     Shares      Price
                                          -------  ---------  --------  ---------  ---------  ---------
Performance Options
-------------------
Outstanding at beginning
     of year............................        -              204,760     $ 9.98   430,660      $11.10
Granted
   1995 Plan............................        -              225,900     $12.11   195,000      $35.24
   1997 Plan............................        -                    -              180,000      $33.25
Options granted outside the
 plans..................................  204,760      $9.98         -                    -

Exercised...............................        -                    -              (16,500)     $10.92
Cancelled...............................        -                    -              (46,500)     $10.37
                                          -------             --------             --------
Outstanding at end
    of year.............................  204,760      $9.98   430,660     $11.10   742,660      $22.86
                                          =======             ========             ========
Options exercisable at
     year-end...........................                       105,153              194,212
Weighted-average fair value
     of options granted during
     the year...........................                      $   4.84               $12.54

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


   The following table summarizes information about the Company's performance based stock options outstanding at January 31, 1997:

                                       Options Outstanding           Options Exercisable
                                     ---------------------           -------------------
                                             Weighted-
                             Number           average    Weighted-    Number     Weighted-
                           Outstanding       remaining    average   Exercisable   average
      Range of             January 31,      contractual  exercise   January 31,  exercise
   Exercise prices            1997             life        price       1997        price
---------------------  -------------------  -----------  ---------  -----------  ---------
        $9.98                      204,760    8.0 years     $ 9.98      136,507     $ 9.98
  $12.23 - $35.625                 357,900    9.1 years     $24.99       57,705     $12.51
       $33.25                      180,000     10 years     $33.25            -
                                  --------                             --------
                                   742,660    9.0 years                 194,212     $10.73
                                  ========                             ========

   The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined using a fair value method rather than the intrinsic value method prescribed by APB Opinion No. 25, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                     1996      1997
                                   ---------  -------

Net Income            As Reported  ($21,279)  $15,885
                      Pro Forma    ($21,518)  $15,626

Earnings per Share    As Reported    ($1.30)  $  0.74
                      Pro Forma      ($1.32)  $  0.73

   Pro forma net income primarily reflects options granted in the year ended January 31, 1996. As a result, the full impact of calculating compensation cost for stock options under the fair value method is not reflected in the pro forma net income amounts presented above. Compensation cost for options granted at the end of the year ended January 31, 1997, will be reflected over the options' vesting period of 5 years beginning in fiscal 1998.

   The fair value of options granted under the Company's stock plans during fiscal 1996 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of 27.61%, risk free interest rates ranging from 5.58% - 6.62% and expected lives from 3 to 5 years.

(19)  Public Offering of Common Stock

   In December 1995, the Company sold an aggregate of 4,025,000 shares of its common stock in an underwritten public offering (the "Offering") and realized net proceeds of approximately $85,000. The Company used such proceeds to repay borrowings under the Credit Facility.

   In October 1996, the Company issued additional shares of its common stock upon the exercise of over-allotment options granted to underwriters in connection with a secondary public offering of shares of the Company's common stock. The net

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (dollars in thousands, except per share data)


proceeds of approximately $32,000 from the issuance of such shares and from the exercise of stock options by one of the selling stockholders in the offering were used to repay indebtedness under the Credit Facility.

(20)  Subsequent Events (Unaudited)

Acquisitions

   On February 5, 1997, the Company entered into an agreement to acquire the water filtration business of Ametek, Inc. ("Ametek") for approximately $154 million less assumed debt, which will range from $25 million to $75 million at the discretion of Ametek. To effect the merger, 2,133,333 to 3,466,667 shares of Culligan common stock will be issued in exchange for 100% of Ametek stock, depending on the level of assumed debt. Ametek's water filtration business, which has annual sales of approximately $68,000, manufactures and markets point of use water filtration and treatment products and is a leading supplier in the do-it-yourself, plumbing wholesale and commercial/industrial water treatment markets. The transaction, which is subject to certain conditions including the approval of stockholders and noteholders of Ametek, Inc., is presently expected to be consummated during July 1997 and will be accounted for using the purchase method.

  Presented below is certain summary unaudited pro-forma financial data as of and for the year ended January 31, 1997. The pro-forma data has been prepared assuming (i) the acquisition had been consummated on February 1, 1996, (ii) Culligan assumed $25 million of debt and (iii) 3,466,667 shares of Culligan common stock were issued to effect the acquisition. The pro-forma financial information has also been adjusted to reflect the preliminary allocation of the purchase price and to present the financial data of Ametek on a basis consistent with the accounting policies of Culligan.

Statement of Operations Data:
   Net sales                                    $438,841
   Net income                                   $ 19,964
   Net income per share                         $   0.80

Balance Sheet Information:
   Total assets                                 $500,549
   Long-term debt, excluding current portion    $ 61,231
   Stockholders' equity                         $301,114
   Book value per common share                  $  12.12

Sale of Investment

   On March 15, 1997, the Company disposed of its investment in Anvil Holdings, Inc. for total cash proceeds of approximately $51 million. The transaction, which included repayment of outstanding accrued interest receivable and dividends, resulted in a pre-tax gain of approximately $31 million which will be recorded in the first quarter of fiscal 1998.

                                                                    SCHEDULE I


               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

      CONDENSED FINANCIAL INFORMATION OF CULLIGAN WATER TECHNOLOGIES, INC.
                                 (in thousands)

                                                                          January 31,
                                                                    -----------------------
                                                                       1996          1997
                                                                    ---------      --------
Balance Sheets
Assets:
  Investment in Culligan International Company..............          139,150       173,640
                                                                    ---------      --------
     Total Assets...........................................        $ 139,150      $173,640
                                                                    =========      ========

Liabilities and Stockholders' Equity:
  Accrued Expenses..........................................               61            --
  Long-term Debt............................................           20,000            --
  Stockholders' Equity:
     Common Stock...........................................              199           213
     Additional Paid-in Capital.............................          195,956       235,894
     Accumulated Deficit....................................          (77,665)      (61,780)
     Cumulative Translation Adjustment......................              599          (687)
                                                                    ---------      --------
       Total Stockholders' Equity...........................          119,089       173,640
                                                                    ---------      --------
       Total Liabilities and Stockholders' Equity...........        $ 139,150      $173,640
                                                                    =========      ========



                                                                      Year Ended         Year Ended      Year Ended
                                                                       January 31,       January 31,     January 31,
                                                                         1995              1996             1997
                                                                         ----              ----             ----
Statements of Operations
Equity in Income (Loss) of Culligan International                      $(25,453)         $ (15,645)     $ 16,560
  Company..................................................
Operating Expenses.........................................                  --                 --          (134)

Nonoperating Expenses--Interest Expense....................             (16,867)            (8,684)         (902)
                                                                       --------          ---------      --------
Income (Loss) before Income Tax Benefit....................             (42,320)           (24,329)       15,524
Income Tax Benefit.........................................               5,924              3,050           361
                                                                       --------          ---------      --------
Net Income (Loss)..........................................            $(36,396)         $ (21,279)     $ 15,885
                                                                       ========          =========      ========

Statements of Cash Flows
Cash Flows from Operating Activities:
  Net Income (Loss)........................................            $(36,396)         $ (21,279)     $ 15,885
  Equity in (Income) Loss of Culligan International
  Company.................................................               25,453             15,645       (16,560)
  Change in Accrued Expenses...............................                  --                 61           (61)
                                                                       --------          ---------      --------
     Net Cash Used in Operating                                         (10,943)            (5,573)         (736)
      Activities...........................................            --------          ---------      --------
Cash Flows from Investing Activities:
  Dividends Received from Culligan
     International Company.................................              34,175                 --            --
  Capital Contribution to Culligan International
     Company...............................................                  --             (5,712)      (11,661)
                                                                       --------          ---------      --------
     Net Cash Provided by (Used in) Investing
       Activities..........................................              34,175             (5,712)      (11,661)
                                                                       --------          ---------      --------
Cash Flows from Financing Activities:
  Net Proceeds from Sale of Common Stock                                     --             85,396        26,606
  Net Proceeds from Exercise of Stock                                        --                 --         5,791
   Options.................................................
  Net Borrowings (Repayments) of                                             --             20,000       (20,000)
   Long-term Debt..........................................
  Payment of Note Payable to Samsonite.....................             (20,000)          (100,000)           --
  Funding from (to) Samsonite, Net.........................              (3,232)             5,889            --
                                                                       --------          ---------      --------
     Net Cash Provided by (Used in)
       Financing Activities...............................              (23,232)            11,285        12,397
                                                                       --------          ---------      --------
Net Increase in Cash and Cash Equivalents.................                   --                 --            --
Cash and Cash Equivalents at Beginning of
  Period..................................................                   --                 --            --
                                                                       --------          ---------      --------
Cash and Cash Equivalents at End of Period................            $      --          $      --      $     --
                                                                       ========          =========      ========

                  See Notes to Condensed Financial Information

                                                                      SCHEDULE I


               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES
              Notes to Condensed Financial Information of Culligan
                            Water Technologies, Inc.

(1)  Investment in Culligan International Company

     At January 31, 1997, the underlying net book value of Culligan International Company (Culligan International) exceeded the investment in Culligan International by approximately $2.4 million as a result of the effects of Astrum's "fresh-start" adjustments of assets and liabilities recorded in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", that were not pushed down to the books and records of Culligan International (see "Astrum Reorganization" and "Basis of Presentation" in Note 1 of Notes to Consolidated Financial Statements).

                       CULLIGAN WATER TECHNOLOGIES, INC.

                                 EXHIBIT INDEX

Exhibit
Number                            Description
------                            -----------

10.7    Amendment No. 2 dated as of January 29, 1996 to Credit Agreement.

21.1    List of Subsidiaries.