Form 10-Q
period 1997-04-30
CULLIGAN WATER TECHNOLOGIES INC
filed 1997-06-16
CIK 945382

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q
                                   ---------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------   ------------

Commission File Number: 0-26630
                        ------------

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

                                (847) 205-6000
                        ------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                              X  Yes           No
                             ---           ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 21,389,130 shares of common stock, par value $0.01 per share, as of June 2, 1997.

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------

                                                                                       Page Number
PART I -  FINANCIAL INFORMATION                                                        -----------
          ---------------------
          Consolidated Condensed Balance Sheets at January 31, 1997
          and April 30, 1997...................................................              1

          Consolidated Condensed Statements of Operations for the
          three months ended April 30, 1996 and 1997...........................              3

          Consolidated Condensed Statements of Cash Flows for the
          three months ended April 30, 1996 and 1997...........................              4

          Notes to the Consolidated Condensed Financial Statements.............              5

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................              8

PART II - OTHER INFORMATION
          -----------------

          Item 6:  Exhibits and Reports on Form 8-K............................             11

          Signature............................................................             12

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                    at January 31, 1997 and April 30, 1997
                                (in thousands)

                                                                                              January 31,         April 30,
                                                                                                     1997              1997
                                                                                              -----------       -----------
                                                                                                (audited)       (unaudited)
                  Assets
                  ------

Current assets:
     Cash and cash equivalents...............................................................   $  8,984          $ 13,244
     Accounts and notes receivable, net of allowance for doubtful accounts of $5,695
         and $5,603 at January 31, 1997 and April 30, 1997, respectively.....................     80,843            93,263
     Inventories.............................................................................     47,213            50,616
     Deferred income taxes...................................................................     10,964            10,782
     Prepaid and other current assets........................................................      4,650             7,337
                                                                                                --------          --------
         Total current assets................................................................    152,654           175,242

Property, plant and equipment, net of accumulated depreciation...............................     78,740            91,738

Intangible assets, less accumulated amortization of $117,671 and $118,357 at
     January 31, 1997 and April 30, 1997, respectively.......................................     76,883           100,790

Other noncurrent assets......................................................................     29,085            22,114
                                                                                                --------          --------
         Total assets........................................................................   $337,362          $389,884
                                                                                                ========          ========




     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                    at January 31, 1997 and April 30, 1997
                       (in thousands, except share data)



                                                                                             January 31,              April 30,
                                                                                                    1997                   1997
                                                                                             -----------             ----------
                                                                                                (audited)            (unaudited)
     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
  Accounts payable.......................................................................       $ 23,867               $ 28,274
  Accrued expenses.......................................................................         35,414                 33,750
  Accrued income taxes...................................................................          1,536                 19,769
  Short-term debt and current maturities of long-term debt...............................         12,414                 17,905
                                                                                                --------               --------
    Total current liabilities............................................................         73,231                 99,698
                                                                                                --------               --------
Long-term liabilities:
  Long-term debt.........................................................................         36,231                 34,227
  Noncurrent and deferred income taxes...................................................         29,805                 30,054
  Other noncurrent liabilities...........................................................         24,455                 24,499
                                                                                                --------               --------
    Total long-term liabilities..........................................................         90,491                 88,780
                                                                                                --------               --------

Minority interest........................................................................             --                  3,875

Stockholders' equity:
  Common stock ($.01 par value; 60,000,000 shares authorized;
    21,342,957 and 21,384,130 shares issued and outstanding at
    January 31, 1997 and April 30, 1997, respectively)...................................            213                    214
  Additional paid-in capital.............................................................        235,894                236,477
  Retained earnings (deficit)............................................................        (61,780)               (35,187)
  Foreign currency translation adjustment................................................           (687)                (3,973)
                                                                                                --------               --------
    Total stockholders' equity...........................................................        173,640                197,531
                                                                                                --------               --------
      Total liabilities and stockholders' equity.........................................       $337,362               $389,884
                                                                                                ========               ========



     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Unaudited Consolidated Condensed Statements of Operations
              for the three months ended April 30, 1996 and 1997
                     (in thousands, except per share data)



                                                                                       Three Months          Three Months
                                                                                              Ended                 Ended
                                                                                          April 30,             April 30,
                                                                                               1996                  1997
                                                                                       ------------          ------------
Net sales.....................................................................          $    83,390           $    99,403
Cost of goods sold............................................................               46,652                54,354
                                                                                        -----------           -----------
  Gross profit................................................................               36,738                45,049
Selling, general and administrative expenses..................................               25,814                30,251
Amortization of goodwill......................................................                   58                   299
Amortization of other intangible assets.......................................                9,661                   415
                                                                                        -----------           -----------
  Operating income............................................................                1,205                14,084

Interest income...............................................................                  459                   412
Interest expense..............................................................               (1,382)               (1,235)
Gain on disposition of investment in affiliate................................                   --                31,098
Other income (expense), net...................................................                  236                   624
                                                                                        -----------           -----------
  Income before income taxes, minority interest and extraordinary item........                  518                44,983

Income taxes..................................................................                3,866                17,855
Minority interest.............................................................                   --                   114
                                                                                        -----------           -----------
  Income (loss) before extraordinary item.....................................               (3,348)               27,014

Extraordinary item for write-off of capitalized refinancing costs (net of
  applicable income tax benefit of $272)......................................                   --                  (422)
                                                                                        -----------           -----------
  Net income (loss)...........................................................          $    (3,348)          $    26,592
                                                                                        ===========           ===========

Primary income (loss) per share (Note 2):
  Income (loss) before extraordinary item.....................................                (0.17)                 1.22
  Extraordinary item..........................................................                 0.00                 (0.02)
                                                                                        -----------           -----------
  Net income (loss) per share.................................................          $     (0.17)          $      1.20
                                                                                        ===========           ===========

  Weighted average common and common equivalent shares outstanding............           19,914,450            22,123,142
                                                                                        ===========           ===========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Unaudited Consolidated Condensed Statements of Cash Flows
              for the three months ended April 30, 1996 and 1997
                                (in thousands)

                                                                              Three Months    Three Months
                                                                                 Ended           Ended
                                                                               April 30,       April 30,
                                                                                  1996            1997
                                                                              ------------    ------------
Cash flows from operating activities:
    Net income (loss)......................................................     $(3,348)        $26,592
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Amortization.......................................................       9,719             714
        Depreciation.......................................................       2,385           2,858
        Gain on sales of assets............................................         (97)            (66)
        Gain on disposition of investment in affiliate.....................          --         (31,098)
        Deferred income taxes..............................................        (298)            192
        Changes in assets and liabilities:
          Receivables, net.................................................      (1,782)         (9,997)
          Inventories......................................................        (543)         (4,348)
          Other current assets.............................................      (1,217)           (918)
          Accounts payable and accrued expenses............................      (1,962)         14,772
          Other Net........................................................        (405)         (3,246)
                                                                                -------         -------
          Net cash provided by (used in) operating activities..............       2,452          (4,545)
                                                                                -------         -------
Cash flows from investing activities:
    Proceeds from sales of property, plant and equipment...................       5,644             107
    Proceeds from disposition of investment in affiliate...................          --          50,897
    Purchases of property, plant and equipment.............................      (3,388)         (8,599)
    Payments for acquisitions..............................................      (1,441)        (32,133)
    Payments for investments in joint ventures.............................          --          (3,406)
                                                                                -------         -------
          Net cash provided by investing activities........................         815           6,866
                                                                                -------         -------
Cash flows from financing activities:
    Proceeds from exercise of stock options................................          --             465
    Net repayments of long-term debt.......................................        (792)         (2,421)
    Net short-term borrowings (repayments).................................      (1,731)          4,359
                                                                                -------         -------
          Net cash provided by (used in) financing activities..............      (2,523)          2,403
                                                                                -------         -------
Effect of foreign exchange rate changes on cash............................        (111)           (464)
                                                                                -------         -------
Net increase in cash and cash equivalents..................................         633           4,260

Cash and cash equivalents at beginning of year.............................       3,877           8,984
                                                                                -------         -------
Cash and cash equivalents at end of period.................................     $ 4,510         $13,244
                                                                                =======         =======
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest.............................................................     $ 1,488         $ 1,041
      Income taxes.........................................................     $   698         $   521
                                                                                =======         =======

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Notes to the Consolidated Condensed Financial Statements
                     for the quarter ended April 30, 1997
                                (in thousands)



1.  GENERAL

    Culligan Water Technologies, Inc. and subsidiaries (Culligan or the Company) are engaged in the manufacture and sale of water purification and treatment products and services. A substantial part of the Company's sales are made to franchised dealers and licensees.

    In the opinion of management, the unaudited interim consolidated financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position and results of operations. All significant intercompany accounts, transactions and profits have been eliminated. These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 1997 filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.



2.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed based on the weighted average number of common shares and common share equivalents outstanding. Stock options are not included as share equivalents for the three month period ended April 30, 1996 because they are antidilutive.



3.  INVENTORIES

    Inventories consisted of the following:
                                                     January 31,                April 30,
                                                            1997                     1997
                                                     -----------              -----------
                                                       (audited)              (unaudited)
          Raw materials...........................       $19,137                  $20,318
          Work in process.........................         7,788                    7,540
          Finished goods..........................        20,288                   22,758
                                                         -------                  -------
                                                         $47,213                  $50,616
                                                         =======                  =======

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                     January 31,              April 30,
                                                            1997                   1997
                                                     -----------            -----------
                                                       (audited)            (unaudited)
          Land and land improvements..............      $ 21,113               $ 21,258
          Buildings...............................        28,289                 32,486
          Machinery and equipment.................        51,132                 61,196
                                                        --------               --------
                                                         100,534                114,940
          Less accumulated depreciation...........       (21,794)               (23,202)
                                                        --------               --------
                                                        $ 78,740               $ 91,738
                                                        ========               ========

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                     for the quarter ended April 30, 1997
                                (in thousands)


5.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:
                                                                             January 31,    April 30,
                                                                                   1997         1997
                                                                            -----------  -----------
                                                                            (unaudited)  (unaudited)
          Trademarks.......................................................     $44,160     $ 43,857
          Goodwill.........................................................      26,424       50,630
          Other intangible assets..........................................       6,299        6,303
                                                                                -------     --------
                                                                                $76,883     $100,790
                                                                                =======     ========

     Amortization of intangible assets consists of the following:

                                                                                  Three Months Ended
                                                                Expected              April 30,
                                                                 Useful        ------------------------
                                                                  Life                1996         1997
                                                                --------       -----------  -----------
                                                                               (unaudited)  (unaudited)

          Amortization of reorganization value in excess of
           identifiable assets....................................      3           $9,330         $ --
          Amortization of trademarks and other
           "Fresh Start" intangibles..............................      40             325          325
                                                                                    ------         ----
          "Fresh Start" amortization..............................                   9,655          325
          Amortization of goodwill................................   10 to 40           58          299
          Amortization of other intangibles.......................    3 to 9             6           90
                                                                                    ------         ----
                                                                                    $9,719         $714
                                                                                    ======         ====

     "Fresh Start" amortization is for a period of primarily three years beginning June 30, 1993 and represents the expense arising from the adoption of "Fresh Start" accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7).


6.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                              January 31,    April 30,
                                                                                     1997         1997
                                                                              -----------  -----------
                                                                               (audited)   (unaudited)
             Accrued compensation and vacation............................        12,963       $11,571
             Other........................................................        22,451        22,179
                                                                                 -------       -------
                                                                                 $35,414       $33,750
                                                                                 =======       =======

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                     for the quarter ended April 30, 1997
                                (in thousands)

7.   FINANCING ARRANGEMENTS

     On April 30, 1997, the Company signed a new credit facility to replace its existing $150 million reducing revolving credit facility (the "New Credit Facility"). The Company borrowed $37.8 million under the new facility to repay outstanding indebtedness under previous financing arrangements in May 1997. The New Credit Facility is a $300 million multi-currency revolving credit facility consisting of a $200 million, five-year multi-currency revolving credit facility and a $100 million, 364-day multi-currency revolving credit facility, which at the option of the Company may be converted into a four year amortizing term loan. The New Credit Facility provides for unsecured multicurrency borrowings and a facility for the issuance of letters of credit. The New Credit Facility is guaranteed by the Company's principal domestic subsidiaries. Loans under the New Credit Facility bear interest, at the election of the Company, at either a base rate based on (i) the higher of the prime rate or (ii) .5% per annum above the Federal Funds Rate or (iii) a Eurodollar rate, together with an applicable margin tied to the Company's financial leverage. The New Credit Facility contains certain customary representations and warranties and certain financial and other covenants, including restrictions on the incurring of indebtedness, the creation of liens, sales of assets, the making of investments and the payment of dividends and repurchases of common stock, as well as certain customary events of default.

     In connection with the signing of the new credit facility, the Company was required to write-off certain capitalized costs associated with the previous credit facility. The write-off of $694, net of an applicable tax benefit of $272, is reflected as an extraordinary item on the accompanying consolidated condensed statement of operations.


8.   ACQUISITIONS AND DIVESTITURES

     During the three month period ended April 30, 1997, the Company completed several acquisitions to compliment existing products and businesses for approximately $32,133 and $2,659 in cash and debt, respectively. The acquisitions are accounted for using the purchase method. Purchase price in excess of net assets acquired is recorded as goodwill.

     On March 15, 1997, the Company disposed of its investment in Anvil Holdings, Inc. for total cash proceeds of approximately $50,897. The transaction, which included repayment of outstanding accrued interest receivable and dividends resulted in a pre-tax gain of approximately $31,098.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Comparative Summary of Operating Results
----------------------------------------

The following discussion and analysis of results of operations compare the Company's results of operations for the three months ended April 30, 1997 with the Company's results of operations for the three months ended April 30, 1996.

As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three months ended April 30, 1996 and April 30, 1997.

                                                                      Three Months Ended
                                                                           April 30,
                                                                  1996                    1997
                                                          ---------------------------------------------
                                                                    (dollars in thousands)
                                                          Dollars         %         Dollars        %
                                                          -------      ------       -------      -----
  Net sales.............................................  $83,390       100.0%      $99,403      100.0%

  Gross Profit..........................................   36,738        44.1%       45,049       45.3%
  Selling, general and administrative expenses..........   25,814        31.0%       30,251       30.4%
  Amortization of intangible assets.....................    9,719                       714
                                                          -------                   -------
  Operating Income......................................    1,205                    14,084
  Gain on disposition of investment in affiliate........       --                    31,098
  Other income (expense), net...........................      236                       624
                                                          -------                   -------
  Income before interest and income taxes...............  $ 1,441                   $45,806
                                                          =======                   =======
  Adjusted income before interest and taxes (a).........  $10,771        12.9%      $14,708       14.8%


--------------------------------
  (a) Adjusted income before interest and taxes has been calculated as follows:

                                                                          Three months ended
                                                                               April 30,
                                                                         ---------------------
                                                                           1996         1997
                                                                         --------     --------
                                                                         (dollars in thousands)
Income before interest and taxes......................................... $ 1,441     $ 45,806
Amortization of reorganization value in excess of identifiable assets....   9,330           --
Gain on disposition of investment in affiliate...........................      --      (31,098)
                                                                          -------     --------
     Adjusted income before interest and taxes...........................  10,771       14,708
                                                                          =======     ========

Three Month Period Ended April 30,1997 Compared to the Three Month Period Ended April 30, 1996


Net Sales. Sales increased to $99.4 million during the first quarter of fiscal 1998 from $83.4 million during the first quarter of fiscal 1997, an increase of $16.0 million or 19.2%. Household product sales increased $10.8 million, or 25.2%, primarily due to the introduction of consumer markets product lines beginning in the second half of fiscal 1997, increased sales of softener and drinking water products and increased sales at the Company's retail operations in the U.S. Approximately $4.2 million of the increase in household sales resulted from acquisitions consummated during the second half of fiscal 1997 and the beginning of fiscal 1998. Commercial and industrial product sales increased $5.2 million, or 12.8%, primarily due to acquisitions of non-U.S. operations during the second half of fiscal 1997 and the beginning of fiscal 1998. Changes in currency exchange rates had an unfavorable impact on sales of $2.1 million, during the first quarter.

Gross Profit. Gross profit increased to $45.0 million during the first quarter of fiscal 1998 from $36.7 million in the first quarter of fiscal 1997, an increase of $8.3 million, or 22.6%. Gross profit as a percentage of sales increased to 45.3% during the first quarter as compared to 44.1% during the same quarter in the prior year, due to a shift in product mix in both U.S. and non-U.S. markets and the impact of acquisitions in the first quarter of fiscal 1998.

Selling, General and Administrative ("SG&A"). As a percentage of sales, SG&A was 30.4% for the quarter, a decrease, as a percentage of sales, of 0.6% from the comparable prior year period. The improvement was related to continued cost containment initiatives as well as the impact from acquired businesses which have, after integration, a SG&A level as a percentage of sales below the Company's historical levels.

Amortization of Intangible Assets. Amortization of intangible assets decreased significantly in the first quarter of fiscal 1998 from the comparable prior year period due to amortization related to "Reorganization Value in Excess of Identifiable Assets" resulting from "Fresh Start" accounting as required by SOP 90-7, which became fully amortized in June 1996. This decrease was slightly offset by additional goodwill amortization related to acquisitions during fiscal 1997 and the first quarter of fiscal 1998.

Other Income (Expense), Net. The increase in other income (expense), net in the first quarter of fiscal 1998 as compared to the first quarter of the prior fiscal year was largely due to the inclusion in the prior year of a loss on the disposal of property in Belgium for which there were no comparable amounts in fiscal 1998.

Adjusted Income Before Interest and Taxes. Adjusted income before interest and taxes increased $3.9 million, or 36.6%, to $14.7 million in the first quarter of fiscal 1998 from $10.8 million in the comparable period of the prior fiscal year due principally to the reasons described above.

Interest Income (Expense), Net. Interest income (expense), net improved slightly during the first quarter of fiscal 1998 as a reduction in borrowings resulting from the paydown of debt with proceeds from the Company's disposition of its equity investment in an affiliate was largely offset by borrowings to fund additional acquisitions during the quarter.

Income Taxes. The effective tax rate differs from the U.S. federal statutory rate primarily because of differences in non-U.S. tax rates, the impact of state taxes and the nondeductibility of goodwill and certain other expenses.

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

In the three months ended April 30, 1997, cash used in operating activities was $4.5 million, compared to cash provided of $2.5 million in the prior year's comparable period. This decrease resulted from increases in working capital which were required to fund the higher sales volume and new initiatives such as the consumer markets product lines and the growth-in-partnership program providing financing to dealers for acquisitions.

Cash utilized for capital expenditures during the three months ended April 30, 1997 was $8.6 million. Capital expenditures have increased over historical levels primarily due to expenditures associated with a new water treatment facility in the Caribbean and the expansion of manufacturing operations at the Company's Everpure facility. Capital expenditures are expected to continue to be made, as required, for the purpose of maintaining and improving operating facilities and equipment to increase manufacturing efficiencies and enhance the Company's competitiveness and profitability on a worldwide basis.

On April 30, 1997, the Company signed a new credit facility to replace its existing $150 million reducing revolving credit facility (the "New Credit Facility"). The Company borrowed $37.8 million under the new facility to repay outstanding indebtedness under previous financing arrangements in May 1997. The New Credit Facility is a $300 million multi-currency revolving credit facility consisting of a $200 million, five-year multi-currency revolving credit facility and a $100 million, 364-day multi-currency revolving credit facility, which at the option of the Company may be converted into a four year amortizing term loan. The New Credit Facility provides for unsecured multicurrency borrowings and a facility for the issuance of letters of credit. The New Credit Facility is guaranteed by the Company's principal domestic subsidiaries. Loans under the New Credit Facility bear interest, at the election of the Company, at either a base rate based on (i) the higher of the prime rate or (ii) .5% per annum above the Federal Funds Rate or (iii) a Eurodollar rate, together with an applicable margin tied to the Company's financial leverage. The New Credit Facility contains certain customary representations and warranties and certain financial and other covenants, including restrictions on the incurring of indebtedness, the creation of liens, sales of assets, the making of investments and the payment of dividends and repurchases of common stock, as well as certain customary events of default. As of June 6, 1997, the Company had available credit under its New Credit Facility of $256.8 million.

Since the spin-off from its former parent in September 1995, the Company completed several acquisitions of businesses which complement existing products and operations of the Company. The aggregate purchase price of approximately $83.5 million, which includes the assumption of approximately $16.7 million of debt, was financed through borrowings under its previous credit facility. The Company intends to continue to make strategic acquisitions as part of its business strategy and presently expects to finance these activities either by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. No assurance can be given, however, with respect to the financial or business effect of any possible future acquisitions.

The Company's principal non-U.S. operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company's subsidiaries in Spain, Italy and Belgium are subject to currency fluctuations because these subsidiaries have monetary assets and liabilities denominated in other than their respective local currencies. It is the Company's policy not to speculate in non-U.S. currencies, but rather to hedge against currency changes by using bank borrowings by its non-U.S. subsidiaries to reduce the extent to which its monetary assets are at risk. From time to time, the Company has entered into forward exchange contracts in order to hedge its exposure on certain intercompany transactions. At April 30, 1997, the Company had two forward exchange contracts. The contracts, which total $3.9 million, expire in July 1997. Net assets of the Company's non-U.S. subsidiaries translated at April 30, 1997 exchange rates were approximately $40.2 million at April 30, 1997, a decrease of approximately 5.4% from January 31, 1997.

PART II - OTHER INFORMATION
---------------------------

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

(a)  3.   Exhibits

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at One Culligan Parkway, Northbrook, IL 60062.

Exhibit
Number                              Description
-------

10.14 Credit Agreement dated as of April 30, 1997 (the "Credit Agreement") among the Borrowers, as defined therein, Bank of America Illinois, as an Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender, Harris Trust and Savings Bank, as Documentation Agent, The First National Bank of Chicago, as Syndication Agent, and the financial institutions party thereto.

10.15 Short-Term Credit Agreement dated as of April 30, 1997 (the "Credit Agreement") among the Borrowers, as defined therein, Bank of America Illinois, as Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender, Harris Trust and Savings Bank, as Documentation Agent, The First National Bank of Chicago, as Syndication Agent, and the financial institutions party thereto.

10.16 Amendment No. 1, dated as of January 31, 1997 (this "Amendment"), by and between Culligan Water Technologies, Inc., and Douglas A. Pertz to the Employment Agreement dated as of December 15, 1994, by and between Culligan International Company, Douglas A. Pertz.

10.17 Employment Agreement dated as of February 1, 1997, by and between Culligan Water Technologies, Inc. and Douglas A. Pertz.

10.18 Amended and Restated Agreement and Plan of Merger dated as of February 5, 1997 among Culligan Water Technologies, Inc., Culligan Water Company, Inc., Ametek, Inc., and Ametek Aerospace Products, Inc.*

(b)       Reports on Form 8-K

               The registrant filed a report on Form 8-K with the disclosures required by Item 5 thereof on February 14, 1997.

-----------------
          * Incorporated by reference to the registrant's Registration Statement on Form S-4 (File No. 333-26953).

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



                                       CULLIGAN WATER TECHNOLOGIES, INC.
                                       (Registrant)



                                       By: /s/ Michael E. Salvati
                                           ----------------------------------
                                           Name:  Michael E. Salvati
                                           Title: Vice President, Finance and
                                                  Chief Financial Officer



Date: June 14, 1997
      ---------------