Form 10-Q
period 1997-07-31
CULLIGAN WATER TECHNOLOGIES INC
filed 1997-09-15
CIK 945382

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q
                                   ---------

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from ___________________ to _____________________


Commission File Number:    0 - 26630
                         -------------


                       CULLIGAN WATER TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                             51-0350629
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Culligan Parkway, Northbrook, IL                             60062
----------------------------------------                     ------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 24,659,907 shares of common stock, par value $0.01 per share, as of August 29, 1997.

                                   FORM 10-Q
                                   ---------

                                   CONTENTS
                                   --------




                                                                            Page Number

PART I -  FINANCIAL INFORMATION
          Consolidated Condensed Balance Sheets at January 31, 1997
          and July 31, 1997.................................................      1

          Consolidated Condensed Statements of Operations for the
          three months ended July 31, 1996 and 1997.........................      3

          Consolidated Condensed Statements of Operations for the
          six months ended July 31, 1996 and 1997...........................      4

          Consolidated Condensed Statements of Cash Flows for the
          six months ended July 31, 1996 and 1997...........................      5

          Notes to the Consolidated Condensed Financial Statements..........      6

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................     10

PART II - OTHER INFORMATION

          Item 4: Submission of Matters to a Vote of Security Holders.......     14

          Item 6: Exhibits and Reports on Form 8-K..........................     14

          Signature.........................................................     15

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                     at January 31, 1997 and July 31, 1997
                                (in thousands)

                                                                                                      January 31,       July 31,
                                                                                                         1997             1997
                                                                                                      ----------      -----------
                                                                                                       (audited)      (unaudited)
          Assets
          ------
Current assets:
  Cash and cash equivalents..................................................................           $  8,984         $  3,983
  Accounts and notes receivable, net of allowance for doubtful accounts
    of $5,695 and $5,406 at January 31, 1997 and July 31, 1997, respectively.................             80,843           97,944
  Inventories................................................................................             47,213           55,476
  Deferred income taxes......................................................................             10,964           10,740
  Prepaid and other current assets...........................................................              4,650            7,501
                                                                                                        --------         --------
    Total current assets.....................................................................            152,654          175,644

Property, plant and equipment, net of accumulated depreciation...............................             78,740           97,083

Intangible assets, less accumulated amortization of $117,671 and $119,420 at
  January 31, 1997 and July 31, 1997, respectively...........................................             76,883          117,066

Other noncurrent assets......................................................................             29,085           40,001
                                                                                                        --------         --------
    Total assets.............................................................................           $337,362         $429,794
                                                                                                        ========         ========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                     at January 31, 1997 and July 31, 1997
                                (in thousands)

                                                                                                    January 31,    July 31,
                                                                                                           1997        1997
                                                                                                    -----------   ---------
                                                                                                       (audited) (unaudited)
               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
  Accounts payable................................................................................     $ 23,867    $ 30,928
  Accrued expenses and other current liabilities..................................................       36,950      38,447
  Short-term debt and current maturities of long-term debt........................................       12,414       4,444
                                                                                                       --------    --------
     Total current liabilities....................................................................       73,231      73,819
                                                                                                       --------    --------
Long-term liabilities:
  Long-term debt..................................................................................       36,231      91,479
  Noncurrent and deferred income taxes............................................................       29,805      29,852
  Other noncurrent liabilities....................................................................       24,455      24,293
                                                                                                       --------    --------
     Total long-term liabilities..................................................................       90,491     145,624
                                                                                                       --------    --------
Minority Interest.................................................................................           --       4,446
Stockholders' equity:
     Common stock ($.01 par value; 60,000,000 shares authorized;
          21,342,957 and 21,391,201 shares issued and outstanding at
          January 31, 1997 and July 31, 1997, respectively).......................................          213         214
     Additional paid-in capital...................................................................      235,894     236,594
     Retained earning (deficit)...................................................................      (61,780)    (25,716)
     Foreign currency translation adjustment......................................................         (687)     (5,187)
                                                                                                       --------    --------

          Total stockholders' equity..............................................................      173,640     205,905
                                                                                                       --------    --------
          Total liabilities and stockholders' equity..............................................     $337,362    $429,794
                                                                                                       ========    ========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Unaudited Consolidated Condensed Statements of Operations
               for the three months ended July 31, 1996 and 1997
                       (in thousands, except share data)

                                                                                                        Three Months   Three Months
                                                                                                               Ended          Ended
                                                                                                            July 31,       July 31,
                                                                                                               1996            1997
                                                                                                        ------------   ------------
                                                                                                            (audited)    (unaudited)
Net sales.........................................................................................      $     91,922   $    114,765
Cost of goods sold................................................................................            50,550         65,008
                                                                                                        ------------   ------------
  Gross profit....................................................................................            41,372         49,757

Selling, general and administrative expenses......................................................            28,236         32,802
Amortization of goodwill..........................................................................                75            422
Amortization of other intangibles.................................................................             6,551            409
                                                                                                        ------------   ------------
  Operating income................................................................................             6,510         16,124

Interest income...................................................................................               634            225
Interest expense..................................................................................            (1,323)        (1,467)
Other income, net.................................................................................             2,733          1,127
                                                                                                        ------------   ------------

     Income before income taxes and minority interest.............................................             8,554         16,009

Income taxes......................................................................................             5,793          6,244
Minority interest.................................................................................                 -            293
                                                                                                        ------------   ------------
     Net income...................................................................................      $      2,761   $      9,472
                                                                                                        ============   ============
Primary income per share (Note 2):
     Net income per share..........................................................................     $      0.43    $       0.13
                                                                                                        ============   ============
     Weighted average common and common equivalent shares outstanding..............................       21,128,561     22,208,779
                                                                                                        ============   ============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Unaudited Consolidated Condensed Statements of Operations
                for the six months ended July 31, 1996 and 1997
                       (in thousands, except share data)

                                                                            Six Months      Six Months
                                                                                 Ended           Ended
                                                                              July 31,        July 31,
                                                                                  1996            1997
                                                                           -----------     -----------
                                                                              (audited)     (unaudited)
Net sales...............................................................   $   175,312     $   214,168
Cost of goods sold......................................................        97,202         119,362
                                                                           -----------     -----------
    Gross profit........................................................        78,110          94,806

Selling, general and administrative expenses............................        54,050          63,053
Amortization of goodwill................................................           133             721
Amortization of other intangible assets.................................        16,212             824
                                                                           -----------     -----------

  Operating income......................................................         7,715          30,208

Interest income.........................................................         1,093             637
Interest expense........................................................        (2,705)         (2,702)
Gain on disposition of investment in affiliate..........................            --          31,098
Other income, net.......................................................         2,969           1,751
                                                                           -----------     -----------

  Income before income taxes, minority interest and extraordinary item..         9,072          60,992

Income taxes............................................................         9,659          24,099
Minority interest.......................................................            --             407
                                                                           -----------     -----------

    Income (loss) before extraordinary item.............................          (587)         36,486

Extraordinary item for write-off of capitalized refinancing costs
    (net of applicable income tax benefit of $272)......................            --            (422)
                                                                           -----------     -----------

    Net Income (loss)...................................................   $      (587)    $    36,064
                                                                           ===========     ===========

Primary income (loss) per share (Note 2):
    Income (loss) before extraordinary item.............................   $     (0.03)    $      1.65
    Extraordinary item..................................................            --           (0.02)
                                                                           -----------     -----------
    Net income (loss) per share.........................................   $     (0.03)    $      1.63
                                                                           ===========     ===========

    Weighted average common and common equivalent shares outstanding....    19,915,233      22,165,960
                                                                           ===========     ===========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Unaudited Consolidated Condensed Statement of Cash Flows
                for the six months ended July 31, 1996 and 1997
                       (in thousands, except share data)

                                                                            Six Months      Six Months
                                                                                 Ended           Ended
                                                                              July 31,        July 31,
                                                                                  1996            1997
                                                                           -----------     -----------
                                                                              (audited)     (unaudited)
Cash flows from operating activities:
  Net income (loss).....................................................       $  (587)       $ 36,064
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Amortization........................................................        16,345           1,545
    Depreciation........................................................         4,837           6,199
    Gain on sales of assets.............................................          (144)           (609)
    Gain on disposition of investment in affiliate......................            --         (31,098)
    Gain on insurance settlement........................................        (1,880)             --
    Deferred income taxes...............................................          (615)            (16)
    Changes in assets and liabilities:
      Receivables, net..................................................        (9,779)        (14,024)
      Inventories.......................................................        (2,991)         (8,528)
      Other current assets..............................................          (498)         (2,333)
      Accounts payable and accrued expenses.............................        (1,332)          2,135
    Other net...........................................................        (2,098)         (5,117)
                                                                               -------        --------
      Net cash provided by (used in) operating activities...............         1,258         (15,782)
                                                                               -------        --------

Cash flows from investing activities:
    Proceeds from sales of property, plant and equipment................         5,743           1,039
    Proceeds from insurance settlement..................................         4,500              --
    Proceeds from disposition of investment in affiliate................            --          50,897
    Purchases of property, plant and equipment..........................        (7,386)        (15,988)
    Payments for acquisitions...........................................        (3,760)        (63,682)
    Payments for investments in joint ventures..........................            --          (2,754)
                                                                               -------        --------
      Net cash used in investing activities.............................          (903)        (30,488)
                                                                               -------        --------

Cash flows from financing activities:
    Proceeds from exercise of stock options.............................            55             538
    Borrowings of long-term debt........................................         1,200          52,555
    Repayments of long-term debt........................................          (733)         (1,854)
    Net short-term borrowings (repayments)..............................         1,021          (9,439)
                                                                               -------        --------
      Net cash provided by financing activities.........................         1,543          41,800
                                                                               -------        --------

Effect of foreign exchange rate changes on cash.........................          (242)           (531)
                                                                               -------        --------

Net increase in cash and cash equivalents...............................         1,656          (5,001)
Cash and cash equivalents at beginning of year..........................         3,877           8,984
                                                                               -------        --------
Cash and cash equivalents at end of period..............................       $ 5,533        $  3,983
                                                                               =======        ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
    Interest............................................................       $ 2,859        $  2,451
    Income taxes........................................................       $ 9,409        $ 23,228
                                                                               =======        ========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Notes to the Consolidated Condensed Financial Statements
                      for the quarter ended July 31, 1997
                       (in thousands, except share data)



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

2.  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed based on the weighted average number of common shares outstanding. Shares outstanding for the three month periods ended July 31, 1996 and 1997 and for the six month period ended July 31, 1997 include the dilutive effect of stock options. The effect of these options are not included in shares outstanding for the six months ended July 31, 1996 as they were antidilutive in such period.

3.  INVENTORIES

    Inventories consisted of the following:

                                                 January 31,           July 31,
                                                        1997               1997
                                                 -----------         ----------
                                                    (audited)        (unaudited)
     Raw materials............................       $19,137            $23,492
     Work in process..........................         7,788              7,963
     Finished goods...........................        20,288             24,021
                                                     -------            -------
                                                     $47,213            $55,476
                                                     =======            =======

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                 January 31,           July 31,
                                                        1997               1997
                                                 -----------         ----------
                                                    (audited)        (unaudited)
     Land and land improvements...............      $ 21,113           $ 21,161
     Buildings................................        28,289             29,783
     Machinery and equipment..................        51,132             76,071
                                                    --------           --------
                                                     100,534            127,015
     Less accumulated depreciation                   (21,794)           (29,932)
                                                    --------           --------
                                                    $ 78,740           $ 97,083
                                                    ========           ========

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                      for the quarter ended July 31, 1997
                       (in thousands, except share data)


5.  INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                    January 31,         July 31,
                                                           1997             1997
                                                 --------------   --------------
                                                      (audited)      (unaudited)
  Tradenames...................................         $43,553        $ 44,160
  Goodwill.....................................          26,424          67,278
  Other intangible assets......................           6,299           6,235
                                                        -------        --------
                                                        $76,883        $117,066
                                                        =======        ========


     Amortization of intangible assets consists of the following:

                                                                Three Months Ended        Six months ended
                                                 Expected            July 31,                  July 31,
                                                   Useful   -------------------------  ------------------------
                                                     Life          1996         1997          1996         1997
                                               ----------   -----------   ----------   -----------  -----------
  Amortization of reorganization value in         (years)   (unaudited)   (unaudited)  (unaudited)  (unaudited)
     excess of identifiable assets............          3        $6,221           --      $15,551           --
  Amortization of tradenames and other
     "Fresh start" intangibles................         40           325          325          650           650
                                                                 ------         ----      -------        ------
"Fresh start" amortization....................                    6,546          325       16,201           650
  Amortization of goodwill....................   10 to 40            75          422          133           721
  Amortization of other intangibles...........     3 to 9             5           84           11           174
                                                                 ------         ----      -------        ------
                                                                 $6,626         $831      $16,345        $1,545
                                                                 ======         ====      =======        ======

     "Fresh start" amortization consists primarily of amortization of reorganization value in excess of identifiable assets and represents the expense arising from the adoption of "fresh start" accounting in accordance with SOP 90-7. Such amortization of reorganization value in excess of identifiable assets was recorded over a period of three years and ceased on June 30, 1996.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following:


                                                                                     January 31,         July 31,
                                                                                            1997             1997
                                                                                 ---------------  ---------------
                                                                                       (audited)      (unaudited)
  Accrued compensation and vacation.......................................               $12,963          $11,460
  Accrued income taxes....................................................                 1,536            3,634
  Deferred income.........................................................                 3,502            4,087
  Other...................................................................                18,949           19,266
                                                                                         -------          -------
                                                                                         $36,950          $38,447
                                                                                         =======          =======

7.  OTHER INCOME (EXPENSE), NET

    Results for the three month and six month periods ended July 31, 1996, include a gain on an insurance settlement of $1,880 associated with a fire which substantially destroyed the Company's facility in Belgium in July 1993.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                      for the quarter ended July 31, 1997
                                (in thousands)


8.   DERIVATIVE FINANCIAL INSTRUMENTS--ACCOUNTING POLICY

     The Company uses derivative financial instruments selectively to offset exposure to market risks arising from changes in foreign exchange rates. Derivative financial instruments currently utilized by the Company include foreign currency forward contracts. Hedges are executed to minimize transaction costs on currency conversions and minimize losses due to adverse changes in foreign currency markets. External derivative financial instruments correlate with the Company's net exposure in specific transactions in all material respects.

     Gains or losses related to hedges of firm commitments are deferred and included in the basis of the transaction when it is completed. Gains and losses on unhedged foreign currency transactions are included in income as part of other income, net. If a hedged item matures, or is sold, extinguished, terminated, or, if related to an anticipated transaction, is no longer likely to take place, the derivative financial instrument is closed out and the related gain or loss is included in income as part of other income, net.

9.   FINANCING ARRANGEMENTS

     On April 30, 1997, the Company signed a new credit facility to replace its existing $150 million reducing revolving credit facility (the "New Credit Facility"). The Company borrowed $37.8 million under the new facility to repay outstanding indebtedness under previous financing arrangements in May 1997. The New Credit Facility is a $300 million multi-currency revolving credit facility consisting of a $200 million, five-year multi-currency revolving credit facility and a $100 million, 364-day multi-currency revolving credit facility, which at the option of the Company may be converted into a four year amortizing term loan. The New Credit Facility provides for unsecured multi-currency borrowings and a facility for the issuance of letters of credit. The New Credit Facility is guaranteed by the Company's principal domestic subsidiaries. Loans under the New Credit Facility bear interest, at the election of the Company, at either a base rate based on (i) the higher of the prime rate or .5% per annum above the Federal Funds Rate or (ii) a Eurodollar rate, together with an applicable margin tied to the Company's financial leverage. The New Credit Facility contains certain customary representations and warranties and certain financial and other covenants, including restrictions on the incurring of indebtedness, the creation of liens, sales of assets, the making of investments and the payment of dividends and repurchases of common stock, as well as certain customary events of default.

     In connection with the signing of the new credit facility, the Company was required to write-off certain capitalized costs associated with the previous credit facility. The write-off of $694, net of an applicable tax benefit of $272, is reflected as an extraordinary item on the accompanying consolidated condensed statement of operations.

10.  ACQUISITIONS AND DIVESTITURES

     During the six month period ended July 31, 1997, the Company completed several acquisitions to compliment existing products and businesses for approximately $63,682 and $6,885 in cash and debt, respectively. The acquisitions are accounted for using the purchase method. Purchase price in excess of net assets acquired is recorded as goodwill.

     On March 15, 1997, the Company disposed of its investment in Anvil Holdings, Inc. for total cash proceeds of approximately $50,897. The transaction, which included repayment of outstanding accrued interest receivable and dividends resulted in a pre-tax gain of approximately $31,098.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                      for the quarter ended July 31, 1997
                                (in thousands)

11.  SUBSEQUENT EVENT

     On August 1, 1997, a wholly owned subsidiary of the Company was merged into Ametek, Inc. with Ametek surviving the merger as a wholly owned subsidiary of the Company with its name changed to Plymouth Products, Inc. Immediately prior to the merger of all Ametek's assets, other than those which were part of the water filtration business (consisting of the Plymouth Products Division of Ametek and three foreign subsidiaries: Ametek Filters, Limited, APIC International S.A. and AFIMO S.A.M.) were transferred to a wholly owned subsidiary of Ametek ("New Ametek") and New Ametek assumed all of Ametek's liabilities, except for certain liabilities relating to the water filtration business and $25 million of indebtedness. In the merger, each share of Ametek common stock was converted into the right to receive .105 shares of common stock of the Company (or an aggregate of up to 3,473,298 shares of the Company's common stock) and cash in lieu of fractional shares.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Comparative Summary of Operating Results
----------------------------------------

     The following discussion and analysis of results of operations compare (i) the Company's results of operations for the three months ended July 31, 1997 with the Company's results of operations for the three months ended July 31, 1996, and (ii) the Company's results of operations for the six months ended July 31, 1997 with the results of operations for the six months ended July 31, 1996.

     As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three and six months ended July 31, 1996 and July 31, 1997.

                                                                  Three Months Ended                      Six Months Ended
                                                                       July 31,                               July 31,
                                                         -------------------------------------   ----------------------------------
                                                            1996                 1997                1996              1997
                                                            ----                 ----                ----              ----
                                                                                   (dollars in thousands)
                                                         Dollars      %       Dollars      %      Dollars     %    Dollars      %
                                                         -------   ------    --------   ------   --------  ------  --------  ------
Net sales............................................    $91,922   100.0%    $114,765   100.0%   $175,312  100.0%  $214,168  100.0%
Gross Profit.........................................     41,372    45.0%      49,757    43.4%     78,110   44.6%    94,806   44.3%
Selling, general and administrative expenses.........     28,236    30.7%      32,802    28.6%     54,050   30.8%    63,053   29.4%
Amortization of intangible assets....................      6.626                  831              16,345             1,545
                                                         -------             --------             -------          --------
Operating income.....................................      6,510               16,124               7,715            30,208
Gain on disposition of Investment in affiliate.......         --                   --                  --            31,098
Other income, net (a)................................      2,733                1,127               2,969             1,751
                                                         -------             --------            --------          --------
Income before interest and income taxes..............    $ 9,243             $ 17,251             $10,684          $ 63,057
                                                         =======             ========             =======          ========
Adjustment income before interest and taxes (b)......    $13,584    14.8%     $17,251    15.0%    $24,355   13.9%  $ 31,959   14.9%
                                                         =======             ========             =======          ========

---------------

     (a)  Other income, net for the three month and six month periods ended
          July 31, 1997 includes a gain of $1,880 on an insurance settlement associated with a fire at the Company's Belgian facility in July 1993.

     (b)  Adjusted income before interest and taxes is calculated as follows:

                                                          Three months ended          Six months ended
                                                               July 31,                   July 31,
                                                        ----------------------      --------------------
                                                           1996           1997         1996         1997
                                                           ----           ----         ----         ----
                                                                     (dollars in thousands)
Income before interest and taxes.....................   $ 9,243        $17,251      $10,684     $ 63,057
Amortization of reorganization value
  in excess of identifiable assets...................     6,221             --       15,551           --
Gain on insurance settlement.........................    (1,880)            --       (1,880)          --
Gain on disposition of investment in affiliate.......        --             --           --      (31,098)
                                                        -------        -------      -------     --------
Adjustment income before interest and taxes..........   $13,584        $17,251      $24,355     $ 31,959
                                                        =======        =======      =======     ========

 Three Month and Six Month Periods Ended July 31, 1997 Compared to the Three
 ---------------------------------------------------------------------------
                Month and Six Month Periods Ended July 31, 1996
                -----------------------------------------------

Net Sales. Net sales increased $22.9 million, or 24.9%, from $91.9 million for the three months ended July 31, 1996 to $114.8 million for the three months ended July 31, 1997 and increased $38.9 million, or 22.2%, from $175.3 million for the six months ended July 31, 1996 to $214.2 million for the six months ended July 31, 1997. In the first six months of the current fiscal year, household product sales increased $25.1 million, or 27.0%, due primarily to increased sales at Company-owned dealerships in the U.S., the acquisition of a bottled water company in Argentina and the continued growth of drinking and bottled water products in the U.S. offset by the negative impact of a price repositioning of consumer faucet-mount product lines in advance of scheduled new product introductions and a reduction in sales caused by foreign exchange fluctuations. Approximately $12.5 million of the increase in household revenues was attributable to acquisitions. Commercial and industrial product sales increased $13.7 million, or 16.7%, primarily due to increased market penetration of commercial products in the U.S., revenues associated with a large industrial project in the U.S. and acquisitions of non-U.S. operations during the second half of fiscal 1997 and the beginning of fiscal 1998. Changes in currency exchange rates had an unfavorable effect to $5.0 million in the period-to-period comparison.

Gross Profit. Gross profit increased to $49.8 million for the three month period from $41.4 million in the prior year, an increase of $8.4 million, or 20.3%, and increased to $94.8 million for the six months ended July 31, 1997 from $78.1 million in the prior year, an increase of $16.7 million, or 21.4%. Gross profit margins decreased to 43.4% and 44.3% for the three month and six month periods respectively, from 45.0% and 44.6% in the prior year comparable periods. This decrease primarily resulted from a shift in product mix due to the large industrial project in the U.S., repositioning of consumer faucet-mount product lines and the overall impact of the acquisitions of non-U.S. operations completed during the second half of fiscal 1997 and the beginning of fiscal 1998.

Selling, General and Administrative ("SG&A"). As a percentage of sales, SG&A was 28.6% for the quarter and 29.4% for the six month period ended July 31, 1997, decreasing as a percentage of sales, by 2.1% and 1.4%, respectively, from the prior year comparable periods. This decrease as a percentage of sales was the result of the impact of increased industrial sales which generally carry lower SG&A costs as a percentage of sales, the continued cost containment initiatives and the impact of acquired businesses which have, after integration, a SG&A level as a percentage of sales below the Company's historical levels.

Amortization of Intangible Assets. Amortization of intangible assets decreased significantly in the three month and six month periods of fiscal 1998 from the prior year comparable periods primarily due to the absence of "Reorganization Value in Excess of Identifiable Assets" attributable to the reorganization of the Company's former parent, which became fully amortized in June 1996. This decrease was slightly offset by additional amortization related to intangibles recorded in connection with the Company's acquisitions. Amortization of intangible assets related to such "Reorganization Value in Excess of Identifiable Assets" was $6.2 million and $15.6 million for the three month and six month periods ended July 31, 1996, respectively. There was no such amortization in fiscal 1998.

Other Income, Net. The decrease in other income, net for the three month and six month periods of fiscal 1998 from the prior year comparable periods was largely due to the inclusion, in the prior year, of a gain on an insurance settlement related to a fire at the Company's Belgian facility in July 1993, partially offset, in the current year, by a gain on the disposition of a non-strategic company-owned dealership.

Adjusted Income Before Interest and Taxes. Adjusted income before interest and taxes increased $3.7 million, or 27.0%, from $13.6 million for the three month period ended July 31, 1996, to $17.3 million for the three month period ended July 31, 1997. For the six month period ended July 31, 1997, adjusted income before interest and taxes increased $7.6 million, or 31.2%, to $32.0 million from $24.4 million for the prior year's comparable period due to the reasons described above.

Interest Income (Expenses), Net. Interest expense, net of interest income, increased to $2.1 million during the first six months of fiscal 1998 and $1.2 million in the second quarter of fiscal 1998 from $1.6 million and $0.7 million, respectively, in the prior year's comparable periods. Increased borrowings to fund additional acquisitions were only partially offset by the paydown of debt with proceeds from the Company's disposition of its equity investment in an affiliate and the more favorable interest rates resulting from the new credit facility entered into by the Company at the end of the first quarter of the current fiscal year.

Income Taxes. The effective tax rate differs from the statutory rate primarily because of the nondeductibility of the "Amortization of Reorganization Value in Excess of Identifiable Assets" and other intangible assets.

Liquidity and Capital Resources
-------------------------------

     The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal on its outstanding indebtedness, capital expenditures and acquisitions. The Company believes that cash flow from operating activities and periodic borrowings will be adequate to meet the Company's operating cash requirements in the future.

     In the six months ended July 31, 1997 cash used in operating activities was $15.8 million, a decrease of $17.0 million from the prior year's comparable period. Improved operating results and reduced interest expense were offset by increases in working capital which were required to fund the higher sales volume and new initiatives such as the introduction of certain consumer products and the "growth in partnership" program with dealers in the current year.

     Cash utilized for capital expenditures during the six months ended July 31, 1997 was $16.0 million. During the first six months of fiscal 1998, capital expenditures have increased over historical levels due to expenditures associated with a new build, own and operate water treatment facility in the Caribbean and the expansion of manufacturing operations to support new growth initiatives of the Company. Capital expenditures are expected to continue to be made, as required, for the purpose of maintaining and improving operating facilities and equipment to increase manufacturing efficiencies and enhance the Company's competitiveness and profitability on a worldwide basis.

     On April 30, 1997 the Company signed a new credit facility to replace its existing $150 million reducing revolving credit facility (the "New Credit Facility"). The new credit facility is a $300 million multi-currency revolving credit facility consisting of a $200 million, five-year multi-currency revolving credit facility and a $100 million, 364-day multi-currency revolving credit facility, which at the option of the Company may be converted into a four year amortizing term loan. The new Credit Facility provides for unsecured multi-currency borrowings and a facility for the issuance of letters of credit. The New Credit Facility is guaranteed by the Company's principal domestic subsidiaries. Loans under the New Credit Facility bear interest, at the election of the Company, at either a base rate based on (i) the higher of the prime rate or .5% per annum above the Federal Funds rate or (ii) a Eurodollar rate, together with an applicable margin tied to the Company's financial leverage. The New Credit Facility contains certain customary representations and warranties and certain financial and other covenants, including the restrictions on the incurring of indebtedness, the creation of liens, sales of assets, the making of investments and the payment of dividends and repurchases of common stock, as well as certain customary events of default. As of July 31, 1997, the Company had available credit under its New Credit Facility of $210 million. The New Credit Facility is available, among other things, to finance the working capital needs of the Company, fund standby letters of credit to support international debt and finance acquisitions.

     During the six months ended July 31, 1997, the Company completed a number of acquisitions of businesses which complement existing products and operations of the Company for an aggregate purchase price of approximately $70.6 million including the assumption of debt. The Company intends to continue to make acquisitions as part of its business strategy and presently expects to finance these activities either by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. No assurance can be given, however, with respect to the financial or business effect of any possible future acquisitions.

     The Company's principal non-U.S. operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company's subsidiaries in Spain, Italy, France and Belgium are subject to currency fluctuations because these subsidiaries have monetary assets and liabilities denominated in other than their respective local currencies. It is the Company's policy not to speculate in non-U.S. currencies, but rather to hedge against currency changes by using bank borrowings by its non-U.S. subsidiaries to reduce the extent to which its monetary assets are at risk. From time to time, the Company has entered into forward exchange contracts in order to hedge its exposure on certain intercompany transactions. At July 31, 1997, the Company had four forward exchange contracts. The contracts which total $3.7 million expire in July 1998. Net assets of the Company's non-U.S. subsidiaries translated at July 31, 1997 exchange rates were approximately $41.1 million at July 31, 1997, a decrease of approximately 3% from January 31, 1997.

Recently Issued Financial Accounting Standards
----------------------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Implementation of Statement 128 is required for periods ending after December 15, 1997, Statement 128 establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Implementation of Statement 130 is required for periods beginning after December 15, 1997. Statement 130 establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company is currently evaluating its options for disclosure under this standard and will adopt the Statement in its financial statements for the fiscal year ending January 31, 1999.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Implementation of Statement 131 is required for periods beginning after December 15, 1997. Statement 131 establishes standards for the way companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating its options for disclosure under this standard and will adopt the Statement in its financial statements for the fiscal year ending January 31, 1999.

PART 11--OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on June 13, 1997 at its corporate headquarters in Northbrook, Illinois. At the meeting, stockholders elected four directors, all of whom were previously serving as directors of the Company, for a three-year term expiring in 2000. The directors elected and the votes cast for and withheld were as follows:


         Director Nominee               For            Withheld

        R. Theodore Ammon           17,883,440        1,654,805
        Bernard Attal               19,150,082          388,163
        Robert H. Falk              19,149,542          388,703
        Mark H. Rachesky            17,860,360        1,677,885

     At the meeting, stockholders also approved a 1997 Stock Option and Incentive Compensation Plan thereunder by a vote of 17,508,618 for, 1,999,142 against, 30,485 abstain (including broker non-votes); and ratified and approved the appointment of KPMG Peat Marwick LLP as independent auditors for the Company by a vote of 19,533,507 for, 4,000 against, 738 abstain (including broker non-votes).


Item 6.  Exhibits and Reports on Form 8-K

    (a)  3. Exhibits

         Copies of the following exhibit are available at a charge of $.25 per page upon written request to the Secretary of the Company at One Culligan Parkway, Northbrook, Il 60062.

         Exhibit
         Number                        Description

         4.2 Amendment No. 1 dated as of August 27, 1997 between the Company and American Stock Transfer & Trust Company, as successor Rights Agent to the Rights Agreement dated as of September 13, 1996 between the Company and First National Bank of Boston.

    (b)  Reports on Form 8-K

              The Registrant filed a report on Form 8-K with the disclosures required by Item 5 thereof on February 4, 1997.

                                   SIGNATURE
                                   ---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CULLIGAN WATER TECHNOLOGIES, INC.
                                  (Registrant)


                                  By: /S/ Michael E. Salvati
                                      ------------------------------
                                      Name:  Michael E. Salvati
                                      Title: Vice President, Finance
                                             and Chief Financial
                                             Officer

Date: September 15, 1997
      ------------------