Form 10-Q
period 1997-10-31
CULLIGAN WATER TECHNOLOGIES INC
filed 1997-12-15
CIK 945382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   Form 10-Q
                                   ---------



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1997

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________


Commission File Number:     0 - 26630
                         ---------------------

                         CULLIGAN WATER TECHNOLOGIES, INC.
               ----------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


           Delaware                                          51-0350629
   ----------------------------                              ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Culligan Parkway, Northbrook, IL                          60062
--------------------------------------------              ------------
(Address of principal executive offices)                   (Zip Code)


                             (847)  205-6000
             -----------------------------------------------------
              (Registrant's telephone number, including area code)



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                          X   Yes   _______ No
                      -------


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 25,154,597 shares of common stock, par value $0.01 per share, as of November 28, 1997.

                                   FORM 10-Q
                                   ---------

                                    CONTENTS
                                    --------




                                                                    Page Number
                                                                    -----------
PART I -  FINANCIAL INFORMATION
          ---------------------

      Consolidated Condensed Balance Sheets at January 31, 1997
      and October 31, 1997..........................................  1

      Consolidated Condensed Statements of Operations for the
      three months ended October 31, 1996 and 1997..................  3

      Consolidated Condensed Statements of Operations for the
      nine months ended October 31, 1996 and 1997...................  4

      Consolidated Condensed Statements of Cash Flows for the
      nine months ended October 31, 1996 and 1997...................  5

      Notes to the Consolidated Condensed Financial Statements......  6

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations.....................................  11


PART II -  OTHER INFORMATION
           -----------------

      Item 6: Exhibits and Reports on Form 8-K......................  16

      Signature.....................................................  17

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                   at January 31, 1997 and October 31, 1997
                                (in thousands)

                                                                                       January 31,   October 31,
                                                                                           1997         1997
                                                                                       ------------  -----------
                                                                                        (audited)    (unaudited)
     Assets
     ------

Current assets:
  Cash and cash equivalents........................................................    $      8,984  $     8,992
  Restricted cash..................................................................              --      143,968
  Accounts and notes receivable, net of allowance for doubtful accounts of $5,695
    and $6,421 at January 31, 1997 and October 31, 1997, respectively..............          80,843      113,904
  Inventories......................................................................          47,213       63,486
  Deferred income taxes............................................................          10,964       10,775
  Prepaid and other current assets.................................................           4,650        6,499
                                                                                       ------------  -----------
     Total current assets..........................................................         152,654      347,624

Property, plant and equipment, net of accumulated depreciation.....................          78,740      125,109

Intangible assets, less accumulated amortization of $117,671 and $141,748 at
January 31, 1997 and October 31, 1997, respectively................................          76,883      272,480

Other noncurrent assets............................................................          29,085       47,556
                                                                                       ------------  -----------

     Total assets..................................................................    $    337,362  $   792,769
                                                                                       ============  ===========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     Consolidated Condensed Balance Sheets
                    at January 31, 1997 and October 31, 1997
                                 (in thousands)




                                                                                           January 31,    October 31,
                                                                                              1997           1997
                                                                                           -----------    -----------
                                                                                            (audited)     (unaudited)
                           Liabilities and Stockholders' Equity
                           ------------------------------------

Current liabilities:
  Accounts payable.........................................................................   $ 23,867       $ 36,658
  Accrued expenses and other current liabilities...........................................     36,950         56,601
  Short-term debt and current maturities of long-term debt.................................     12,414         11,126
                                                                                              --------       --------
    Total current liabilities..............................................................     73,231        104,385
                                                                                              --------       --------

Long-term liabilities:
  Long-term debt...........................................................................     36,231        307,567
  Noncurrent and deferred income taxes.....................................................     29,805         29,949
  Other noncurrent liabilities.............................................................     24,455         27,935
                                                                                              --------       --------
    Total long-term liabilities............................................................     90,491        365,451
                                                                                              --------       --------
Minority interest..........................................................................          -          1,972

Stockholders' equity:
  Common stock ($.01 par value; 60,000,000 shares authorized;
    21,342,957 and 25,146,729 shares issued and outstanding at
    January 31, 1997 and October 31, 1997, respectively)...................................        213            252
  Additional paid-in capital...............................................................    235,894        366,370
  Retained earning (deficit)...............................................................    (61,780)       (39,912)
  Foreign currency translation adjustment..................................................       (687)        (5,749)
                                                                                              --------       --------
    Total stockholders' equity.............................................................    173,640        320,961
                                                                                              --------       --------
    Total liabilities and stockholders' equity.............................................   $337,362       $792,769
                                                                                              ========       ========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES


           Unaudited Consolidated Condensed Statements of Operations
              for the three months ended October 31, 1996 and 1997
                       (in thousands, except share data)


                                                                                                Three Months      Three Months
                                                                                                   Ended              Ended
                                                                                                October 31,        October 31,
                                                                                                    1996              1997
                                                                                                ------------     --------------
                                                                                                (unaudited)        (unaudited)
Net sales....................................................................................... $    97,104       $   140,086
Cost of goods sold..............................................................................      54,494            78,847
                                                                                                 -----------       -----------
  Gross profit..................................................................................      42,610            61,239

Selling, general and administrative expenses....................................................      29,274            39,288
Amortization of goodwill........................................................................         166             1,241
Amortization of other intangibles...............................................................         385               412
Write-off of goodwill and in-process R & D......................................................           -            20,170
Merger and restructuring costs..................................................................           -             9,473
                                                                                                 -----------       -----------
  Operating income..............................................................................      12,785            (9,345)

Interest income.................................................................................         725               228
Interest expense................................................................................      (1,371)           (2,575)
Other income (expense), net.....................................................................         896              (217)
                                                                                                 -----------       -----------
    Income (loss) before income taxes and minority interest.....................................      13,035           (11,909)

Income taxes....................................................................................       5,084             2,993
Minority interest...............................................................................           -               258
                                                                                                 -----------       -----------
    Net income (loss)........................................................................... $     7,951       $   (15,160)
                                                                                                 ===========       ===========
Primary income per share (Note 2):
    Net income (loss) per share................................................................. $      0.37       $     (0.61)
                                                                                                 ===========       ===========
    Weighted average common and common equivalent shares outstanding............................  21,310,262        24,979,446
                                                                                                 ===========       ===========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Unaudited Consolidated Condensed Statements of Operations
              for the nine months ended October 31, 1996 and 1997
                       (in thousands, except share data)


                                                                                                   Nine Months  Nine Months
                                                                                                      Ended        Ended
                                                                                                   October 31,  October 31,
                                                                                                      1996          1997
                                                                                                   -----------  -----------
                                                                                                   (unaudited)  (unaudited)

Net sales.......................................................................................   $  272,416   $   354,254
Cost of goods sold..............................................................................      151,696       198,204
                                                                                                   ----------   -----------
     Gross profit...............................................................................      120,720       156,050

Selling, general and administrative expenses....................................................       83,324       102,345
Amortization of goodwill........................................................................          299         1,962
Amortization of other intangible assets.........................................................       16,597         1,236
Write-off of goodwill and in-process R & D......................................................           --        20,170
Merger and restructuring costs..................................................................           --         9,473
                                                                                                   ----------   -----------
  Operating income..............................................................................       20,500        20,864

Interest income.................................................................................        1,818           865
Interest expense................................................................................       (4,047)       (5,277)
Gain on disposition of investment in affiliate..................................................           --        31,098
Other income, net...............................................................................        3,865         1,533
                                                                                                   ----------   -----------
  Income before income taxes, minority interest and extraordinary item..........................       22,107        49,083

Income taxes....................................................................................       14,743        27,092
Minority interest...............................................................................           --           665
                                                                                                   ----------   -----------
     Income before extraordinary item...........................................................        7,364        21,326

Extraordinary item for write-off of capitalized refinancing costs (net of
     applicable income tax benefit of $272).....................................................           --          (422)
                                                                                                   ----------   -----------
    Net Income..................................................................................   $    7,364   $    20,904
                                                                                                   ==========   ===========
Primary income per share (Note 2):
     Income before extraordinary item............................................................  $     0.35   $      0.91
     Extraordinary item..........................................................................          --         (0.02)
                                                                                                   ----------   -----------
     Net income per share........................................................................  $     0.35   $      0.89
                                                                                                   ==========   ===========
     Weighted average common and common equivalent shares outstanding............................  21,163,346    23,376,535
                                                                                                   ==========    ==========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Unaudited Consolidated Condensed Statement of Cash Flows
              for the nine months ended October 31, 1996 and 1997
                       (in thousands, except share data)

                                                                                                Nine Months      Nine Months
                                                                                                   Ended            Ended
                                                                                                October 31,      October 31,
                                                                                                    1996            1997
                                                                                                -----------      -----------
                                                                                                (unaudited)      (unaudited)
Cash flows from operating activities:
  Net income....................................................................................  $  7,364         $  20,904
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Write-off of goodwill and in-process R&D....................................................        --            20,170
    Amortization................................................................................    16,896             3,198
    Depreciation................................................................................     7,405            10,620
    Gain on sales of assets.....................................................................      (103)             (337)
    Gain on disposition of investment in affiliate..............................................        --           (31,098)
    Gain on insurance settlement................................................................    (1,980)               --
    Deferred income taxes.......................................................................      (796)               70
    Changes in assets and liabilities:
      Receivables, net..........................................................................   (12,467)          (11,540)
      Inventories...............................................................................    (6,668)           (7,371)
      Other current assets......................................................................      (579)             (535)
      Accounts payable and accrued expenses.....................................................     1,439            (6,005)
    Other, net..................................................................................    (3,907)           (4,950)
                                                                                                  --------         ---------
      Net cash provided by (used in) operating activities.......................................     6,604            (6,874)
                                                                                                  --------         ---------
Cash flows from investing activities:
    Proceeds from sales of property, plant and equipment........................................     5,760             3,795
    Proceeds from insurance settlement..........................................................     4,500                --
    Proceeds from disposition of investment in affiliate........................................        --            50,897
    Purchases of property, plant and equipment..................................................   (11,231)          (26,782)
    Payments for acquisitions...................................................................   (13,961)         (134,282)
    Payments for investments in joint ventures..................................................        --            (3,217)
    Restricted cash held in escrow for Protean acquisition......................................        --          (143,968)
                                                                                                  --------         ---------
      Net cash used in investing activities.....................................................   (14,932)         (253,557)
                                                                                                  --------         ---------
Cash flows from financing activities:
    Proceeds from stock offering................................................................    27,063                --
    Proceeds from exercise of stock options.....................................................     5,769               675
    Borrowings of long-term debt................................................................        --           265,457
    Repayments of long-term debt................................................................   (26,195)           (2,384)
    Net short-term borrowings (repayments)......................................................     4,803            (2,635)
                                                                                                  --------         ---------
      Net cash provided by financing activities...............................................      11,440           261,113
                                                                                                  --------         ---------
Effect of foreign exchange rate changes on cash.................................................      (256)             (674)
                                                                                                  --------         ---------
Net increase in cash and cash equivalents.......................................................     2,856                 8

Cash and cash equivalents at beginning of year..................................................     3,877             8,984
                                                                                                  --------         ---------
Cash and cash equivalents at end of period......................................................  $  6,733         $   8,992
                                                                                                  ========         =========
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
    Interest....................................................................................  $  4,248         $   5,983
    Income taxes................................................................................  $ 12,438         $  31,279
                                                                                                  ========         =========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial statements
                    for the quarter ended October 31, 1997
                       (in thousands, except share data)
1.   GENERAL

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


2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed based on the weighted average number of common shares outstanding. Common stock equivalents, consisting of options, are included in the computation of income per share when their effect is dilutive. The effect of these options are not included in the computation of income per share for the three months ended October 31, 1997 as they were antidilutive during such period.


3.   INVENTORIES

     Inventories consisted of the following:

                                              January 31,       October 31,
                                                 1997             1997
                                            ---------------  ---------------
                                               (audited)        (unaudited)
  Raw materials............................    $ 19,137          $ 23,998
  Work in process..........................       7,788             9,744
  Finished goods...........................      20,288            29,744
                                               --------          --------
                                               $ 47,213          $ 63,486
                                               ========          ========
4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                              January 31,       October 31,
                                                 1997             1997
                                            ---------------  ---------------
                                               (audited)        (unaudited)

  Land and land improvements...............    $ 21,113          $ 21,408
  Buildings................................      28,289            39,312
  Machinery and equipment..................      51,132           103,158
                                               --------          --------
                                                100,534           163,878
  Less accumulated depreciation............     (21,794)          (38,769)
                                               --------          --------
                                               $ 78,740          $125,109
                                               ========          ========

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                    for the quarter ended October 31, 1997
                       (in thousands, except share data)


5.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                                                         January 31,     October 31,
                                                                                            1997             1997
                                                                                         -----------     ------------
                                                                                          (audited)      (unaudited)
          Tradenames..................................................................    $ 44,160        $ 43,250
          Goodwill....................................................................      26,424         219,031
          Other intangible assets.....................................................       6,299          10,199
                                                                                          --------        --------
                                                                                          $ 76,883        $272,480
                                                                                          ========        ========

Amortization of intangible assets consists of the following:

                                                                    Three Months Ended         Nine months ended
                                                        Expected     October 31,                October 31,
                                                         Useful ------------------------   ------------------------
                                                          Life     1996        1997           1996       1997
                                                          ----     ----        ----           ----       ----
                                                       (years)  (unaudited)  (unaudited)   (unaudited)  (unaudited)
"Fresh start" amortization
  Amortization of tradenames and other
       "Fresh start" intangibles................         40     $      325   $      325    $      975   $      975
  Amortization of reorganization value in
       excess of identifiable assets............          3             --           --        15,551           --
                                                                ----------   ----------    ----------   ----------
                                                                       325          325        16,526          975

Write-off of goodwill and in-process R&D                 --             --       20,170            --       20,170
Amortization of goodwill........................      10 to 40         166        1,241           299        1,962
Amortization of other intangibles...............       3 to 9           60           87            71          261
                                                                ----------   ----------    ----------   ----------
                                                                $      551   $   21,823    $   16,896   $   23,368
                                                                ==========   ==========    ==========   ==========

"Fresh start" amortization consists primarily of amortization of reorganization value in excess of identifiable assets and represents the expense arising from the adoption of "fresh start" accounting in accordance with SOP 90-7. Such amortization of reorganization value in excess of identifiable assets was recorded over a period of three years and ceased on June 30, 1996.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following:

                                                   January 31,      October 31,
                                                      1997             1997
                                                   -----------      -----------
                                                    (audited)       (unaudited)

     Accrued compensation and vacation..........   $    12,963      $    14,853
     Accrued (prepaid) income taxes.............         1,536           (1,059)
     Deferred income............................         3,502            5,258
     Other......................................        18,949           37,549
                                                   -----------      -----------
                                                   $    36,950      $    56,601
                                                   ===========      ===========

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial statements
                    for the quarter ended October 31, 1997
                       (in thousands, except share data)


7.  OTHER INCOME (EXPENSE), NET


    Results for the three month and nine month periods ended October 31, 1996, include a gain on an insurance settlement of $100 and $1,980, respectively, associated with a fire which substantially destroyed the Company's facility in Belgium in July 1993.

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

    Gains or losses related to hedges of firm commitments are deferred and included in the basis of the transaction when it is completed. Gains and losses on unhedged foreign currency transactions are included in income as part of other income (loss), net. If a hedged item matures, or is sold, extinguished, terminated, or, if related to an anticipated transaction, is no longer likely to take place, the derivative financial instrument is closed out and the related gain or loss is included in income as part of other income (loss), net.

9.  FINANCING ARRANGEMENTS

    On April 30, 1997, the Company signed a new credit facility to replace its existing $150 million reducing revolving credit facility (the "New Credit Facility"). The Company borrowed $37.8 million under the new facility to repay outstanding indebtedness under previous financing arrangements in May 1997. The New Credit Facility is a $300 million multi-currency revolving credit facility consisting of a $200 million, five-year multi-currency revolving credit facility and a $100 million, 364-day multi-currency revolving credit facility, which at the option of the Company may be converted into a four year amortizing term loan. The New Credit Facility provides for unsecured multi-currency borrowings and the issuance of letters of credit. The New Credit Facility is guaranteed by the Company's principal domestic subsidiaries. Loans under the New Credit Facility bear interest, at the election of the Company, at either a base rate based on (i) the higher of the prime rate or .5% per annum above the Federal Funds Rate or (ii) a Eurodollar rate, together with an applicable margin tied to the Company's financial leverage. The New Credit Facility contains certain customary representations and warranties and certain financial and other covenants, including restrictions on incurring other indebtedness, the creation of liens, sales of assets, the making of investments and the payment of dividends and repurchases of common stock, as well as certain customary events of default.

    In connection with the signing of the New Credit Facility, the Company was required to write-off certain capitalized costs associated with the previous credit facility. The write-off of $694, net of an applicable tax benefit of $272, is reflected as an extraordinary item on the accompanying consolidated condensed statement of operations.

    On October 21, 1997, the Company established a $100 million line of credit pursuant to a letter agreement (the "Letter Agreement") with The First National Bank of Chicago, maturing on April 21, 1998. Borrowings under the Letter Agreement are guaranteed by the Company's principal domestic subsidiaries and bear interest, at the election of the Company, at either a base rate based on (i) the prime rate or (ii) a fixed rate equal to the sum of .65% per annum plus an applicable Eurodollar rate. The Letter Agreement incorporates by reference various representations, warranties, certain financial and other covenants, and events of default set forth in the New Credit Facility. The Company intends to use the Letter Agreement to finance future acquisitions and for general corporate purposes.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                    for the quarter ended October 31, 1997
                       (in thousands, except share data)


10. ACQUISITIONS AND DIVESTITURES

    On March 15, 1997, the Company disposed of its investment in Anvil Holdings, Inc. for total cash proceeds of $50,897. The transaction, which included payment of outstanding accrued interest receivable and dividends resulted in a pre-tax gain of approximately $31,098.


    In connection with a $155 million acquisition of the water filtration business of Ametek, Inc. (the "Water Filtration Business"), a wholly owned subsidiary of the Company was merged into Ametek, Inc. on August 1, 1997, immediately following the spin-off of Ametek's non-water filtration operations. As a result of the merger, which was accounted for as a purchase, each share of Ametek common stock was converted into the right to receive .105 shares of common stock of the Company (or an aggregate of 3,473,298 shares of the Company's common stock resulting in additional paid-in capital of $129.6 million) and cash in lieu of fractional shares.

    The Water Filtration Business had revenues of $68.6 million and net income of $8.2 million for the year ended December 31, 1996 based on revenues and expenses either directly attributable to the Water Filtration Business or allocated to the Water Filtration Business using methods considered reasonable by Ametek's management.

    In the three and nine month periods ended October 31, 1997, the Company recorded a merger and restructuring charge of $9.5 million in connection with the acquisition of the Water Filtration Business to reflect the integration and restructuring of the Company's Water Filtration Business, Everpure, UltraPure, and U.S. Water Products operations and the restructuring of the Company's consumer products division to focus principally on the "do-it-yourself" (DIY) and hybrid retail markets. The merger and restructuring charge reflects the costs of integrating and streamlining manufacturing, sales, distribution, research and development, and administrative functions completed during the third quarter in the point-of-use business. Included in the $9.5 million of merger and restructuring costs are $0.8 million for severance costs related to the elimination of redundant employees, $8 million related to the write-off of inventory, receivables, excess property, equipment and other assets, and $0.7 million representing legal and other professional fees. Total future cash requirements relating to the merger and restructuring is approximately $1.2 million.

    In addition, the Company wrote-off $20.2 million of in-process research and development purchased in the acquisition of the Water Filtration Business and goodwill pertaining to the Company's UltraPure operations as a result of improved technology acquired in the acquisition of the Water Filtration Business.

    Summarized below are the unaudited pro forma results of operations of the Company as though the water filtration business of Ametek, Inc. had been acquired at the beginning of the Company's nine month periods ended October 31, 1997 and 1996:

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                    for the quarter ended October 31, 1997
                       (in thousands, except share data)



                                                                             Nine Months         Nine Months
                                                                                Ended               Ended
                                                                             October 31,         October 31,
                                                                                 1996               1997
                                                                             -----------         -----------
                                                                             (unaudited)         (unaudited)
     Net sales.............................................................  $  326,671          $   392,635
                                                                             ==========          ===========

     Net Income............................................................  $   10,090          $    22,773
                                                                             ==========          ===========

     Net income per share..................................................  $     0.41          $      0.89
                                                                             ==========          ===========

     On September 30, 1997, the Company acquired all of the outstanding capital stock of The R&S McCoy Corporation, Florida Bottled Water Company, McCoy Transport, Inc., H2O Ventures, Inc. and Gold Coast Water Technologies, Inc. (collectively, referred to as "McCoy"), in a $16.9 million transaction accounted for by the pooling-of-interests method. The net assets of McCoy amounted to approximately $2 million as of July 31, 1997. The effect of the pooling is not material to the Company's operations and, accordingly, prior years' financial statements have not been restated. In connection with the acquisition, the Company issued and delivered an aggregate of 350,980 shares of common stock to the selling stockholders of McCoy.


     During the nine month period ended October 31, 1997, the Company completed several other acquisitions of businesses which compliment existing products and operations of the Company for approximately $134.3 million in cash and $11.2 million of debt, respectively. Except for the McCoy acquisition discussed above, all acquisitions have been accounted for as purchases. The purchase price in excess of net assets acquired has been recorded as goodwill.

11.  SUBSEQUENT EVENT

     On October 22, 1997, the Company announced that it had reached an agreement with Protean plc, a UK corporation, on the terms of a recommended cash offer to acquire all of Protean's outstanding shares at a price of 240 pence in cash for each Protean share. The offer, which was made by Lazard Brothers on behalf of a newly-formed wholly owned UK subsidiary of the Company, valued the whole of the issued share capital of Protean at approximately $171 million and was recommended to shareholders by the Protean Board of Directors. In connection with the offer, the Company was required to place enough cash in escrow to acquire Protean's outstanding shares. As of October 31, 1997, the amount of restricted cash held in escrow was approximately $144 million. On December 2, 1997, the Company declared its offer to be unconditional in all respects. As a result, the Company has successfully completed its offer to acquire Protean and now owns or has received valid acceptances for an aggregate of over 97.9% of Protean's outstanding shares. The acquisition will be accounted for as a purchase, and accordingly, the excess purchase price over the identifiable fair value of the net assets acquired will be recorded as goodwill.

     Protean manufactures, distributes and services water purification equipment and analytical and thermal equipment. The companies in the water purification division of the Protean Group supply equipment which is designed to purify tap water to the levels needed by scientific, medical and industrial customers. The companies in the analytical and thermal equipment division supply electric furnaces and ovens, specialized thermally controlled equipment (including equipment for freeze-drying and thermal conditioning), instruments and consumables for use in chromatography, glass and plastic single-use containers and bench-top analytical equipment.

     Protean had total revenues of (Pounds) 81.1 million (US$132.5 million) in the year ended March 31, 1997, of which (Pounds) 38.7 million (US$63.4 million) related to its water purification equipment operations and (Pounds) 42.4 million (US$69.1 million) related to its analytical and thermal equipment operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


COMPARATIVE SUMMARY OF OPERATING RESULTS

The following discussion and analysis of results of operations compare (i) the Company's results of operations for the three months ended October 31, 1997 with the Company's results of operations for the three months ended October 31, 1996, and (ii) the Company's results of operations for the nine months ended October 31, 1997 with the results of operations for the nine months ended October 31, 1996.

As an aid to understanding the Company's operations on a comparative basis, the following table has been prepared to set forth certain statement of operations and other data for the three and nine months ended October 31, 1996 and October 31, 1997.

                                                      (dollars in thousands)

                                                              Three Months Ended                         Nine Months Ended
                                                                 October 31,                                October 31,
                                                                 -----------                                -----------
                                                          1996                 1997                  1996                1997
                                                    -----------------   ------------------     -----------------   -----------------
                                                    Dollars      %      Dollars       %        Dollars      %      Dollars      %
                                                    --------   ------   --------    ------     --------   ------   --------   ------
Net sales                                           $ 97,104   100.0%   $140,086    100.0%     $272,416   100.0%   $354,254   100.0%
Gross profit                                          42,610    43.9%     61,239     43.7%      120,720    44.3%    156,050    44.1%
Selling, general and administrative expenses          29,274    30.1%     39,288     28.0%       83,324    30.6%    102,345    28.9%
Amortization of intangible assets                        551               1,653                 16,896               3,198
Write-off of goodwill and in-process R&D                  --              20,170                     --              20,170
Merger and restructuring costs                            --               9,473                     --               9,473
                                                    --------            --------               --------            --------
Operating income                                      12,785              (9,345)                20,500              20,864

Gain on disposition of investment in affiliate            --                  --                     --              31,098
Other income (expense), net (a)                          896                (217)                 3,865               1,533
                                                    --------            --------               --------            --------
Income before interest, taxes, minority
  interest and extraordinary item (b)               $ 13,681            $ (9,562)              $ 24,365            $ 53,495
                                                    ========            ========               ========            ========

Adjusted income before interest, taxes,
  minority interest and extraordinary item (b)      $ 13,581    14.0%   $ 20,081     14.3%     $ 37,936    13.9%   $ 52,040    14.7%
                                                    ========            ========               ========            ========

(a) Other income, net for the three month and nine month periods ended October 31, 1996 includes a gain of $100 and $1,980, respectively, on an insurance settlement associated with a fire at the Company's Belgian facility in July 1993.

(b)  Adjusted income before interest and taxes is calculated as follows:

                                                      (dollars in thousands)

                                                                 Three Months Ended                         Nine Months Ended
                                                                    October 31,                                October 31,
                                                                    -----------                                -----------
                                                              1996                1997                   1996                1997
                                                            --------            --------               --------            --------
Income before interest and taxes.........................   $ 13,681            $ (9,562)              $ 24,365            $ 53,495
Amortization of reorganization value in excess of
  identifiable assets....................................         --                  --                 15,551                  --
Write-off of goodwill and in-process R&D.................                         20,170                                     20,170
Merger and restructuring costs...........................         --               9,473                     --               9,473
Gain on insurance settlement.............................       (100)                 --                 (1,980)                 --
Gain on disposition of investment in affiliate...........         --                  --                     --             (31,098)
                                                            --------            --------               --------            --------
Adjusted income before interest, taxes, minority interest
  and extraordinary item................................   $ 13,581            $ 20,081               $ 37,936            $ 52,040
                                                            ========            ========               ========            ========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Three Month and Nine Month Periods Ended October 31, 1997 Compared to the Three Month and Nine Month Periods Ended October 31, 1996


Net Sales. Net sales increased $43.0 million, or 44.3%, from $97.1 million for the three months ended October 31, 1996 to $140.1 million for the three months ended October 31, 1997 and increased $81.8 million, or 30.0%, from $272.4 million for the nine months ended October 31, 1996 to $354.3 million for the nine months ended October 31, 1997. Of the increase in revenues for the nine month period ended October 31, 1997, $55.9 million or 20.5% was attributable to acquisitions, and $25.9 million or 9.5% was attributable to internal core growth. Changes in currency exchange rates had an unfavorable effect of $8.8 million or 10.8% in the period-to-period comparison.

In the first nine months of the current fiscal year, household product sales increased $54.7 million, or 37.3%, due primarily to: increased sales at Company-owned dealerships in the U.S. and Europe; the acquisition of the water filtration business of Ametek, Inc. consisting of the Plymouth Products division of Ametek and three foreign subsidiaries (the "Water Filtration Business") on August 1, 1997, a manufacturer and supplier of point-of-use water filtration and treatment products; the acquisition of a bottled water company in Argentina; and the continued growth of drinking and bottled water products in the U.S. These increases were offset by the negative impact of a price repositioning in the consumer faucet-mount product lines and a reduction in sales caused by foreign exchange fluctuations.

Commercial and industrial product sales increased $27.2 million, or 21.6%, primarily due to: increased market penetration of commercial products in the U.S.; revenues associated with an industrial project in the U.S.; and acquisitions of international commercial / industrial operations during the second half of fiscal 1997 and the beginning of fiscal 1998.

Gross Profit. Gross profit increased to $61.2 million for the three month period from $42.6 million in the prior year, an increase of $18.6 million, or 43.7%, and increased to $156.0 million for the nine months ended October 31, 1997 from $120.7 million in the prior year, an increase of $35.3 million, or 29.3%. Gross profit margins decreased to 43.7% and 44.0% for the three month and nine month periods respectively, from 43.9% and 44.3% in the prior year comparable periods. This decrease primarily resulted from a shift in product mix due to the large industrial project in the U.S., repositioning of consumer faucet-mount product lines and the overall impact of acquisitions of international commercial / industrial operations completed during the second half of fiscal 1997 and the beginning of fiscal 1998.

Selling, General and Administrative ("SG&A"). As a percentage of sales, SG&A was 28.0% for the quarter and 28.9% for the nine month period ended October 31, 1997, decreasing as a percentage of sales, by 0.6% and 0.5%, respectively, from the prior year comparable periods. This decrease as a percentage of sales was the result of the impact of increased industrial sales which generally carry lower SG&A costs as a percentage of sales, the continued cost containment initiatives and the impact of acquired businesses which have, after integration, an SG&A level as a percentage of sales below the Company's historical levels.

Amortization of Intangible Assets. Amortization of intangible assets for the three month period ended October 31, 1997 increased slightly over the prior year period due to additional intangibles recorded in connection with the Company's acquisitions. Amortization of intangible assets for the nine month period ended October 31, 1996 included $15.6 million related to amortization of the reorganization value in excess of identifiable assets of the Company's former parent, which became fully amortized in June 1996. Consequently, there was no such amortization in fiscal 1998.

Write-off of Goodwill and In-process R&D. During the three and nine month periods ended October 31, 1997, the Company wrote-off $20.2 million of in-process research and development purchased in the acquisition of the Water Filtration Business and goodwill pertaining to the Company's UltraPure operations as a result of improved technology acquired in the acquisition of the Water Filtration Business.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Merger and Restructuring Charge. In the three and nine month periods ended October 31, 1997, the Company recorded a merger and restructuring charge of $9.5 million in connection with the acquisition of the Water Filtration Business to reflect the integration and restructuring of the Company's Water Filtration Business, Everpure, UltraPure, and U.S. Water Products, operations and the restructuring of the Company's consumer products division to focus principally on the "do-it-yourself" (DIY) and hybrid retail markets. The merger and restructuring charge reflects the costs of integrating and streamlining manufacturing, sales, distribution, research and development, and administrative functions completed during the third quarter in the point-of-use business. Included in the $9.5 million of merger and restructuring costs are $0.8 million for severance costs related to the elimination of redundant employees, $8 million related to the write-off of inventory, receivables and excess property, equipment and other assets, and $0.7 million representing legal and other professional fees. Total future cash requirements relating to the merger and restructuring is approximately $1.2 million.

Other Income, Net. The decrease in other income, net for the three month and nine month periods ended October 31, 1997 from the prior year comparable periods was largely due to the inclusion in the prior year, of a gain on an insurance settlement related to a fire at the Company's Belgian facility in October 1993, partially offset, in the current year, by a gain on the disposition of a non-strategic company-owned dealership.

Adjusted Income Before Interest and Taxes. Adjusted income before interest and taxes increased $ 6.1 million, or 43.2%, from $14.0 million for the three month period ended October 31, 1996, to $20.1 million for the three month period ended October 31, 1997. For the nine month period ended October 31, 1997, adjusted income before interest and taxes increased $12.3 million, or 31.0%, to $52.0 million from $39.7 million for the prior year's comparable period due to the reasons described above.

Interest Income (Expenses), Net. Interest expense, net of interest income, increased to $4.4 million during the first nine months of fiscal 1998 and $2.3 million in the third quarter of fiscal 1998 from $2.3 million and $0.6 million, respectively, in the prior year's comparable periods. Increased borrowings to fund additional acquisitions were only partially offset by the paydown of debt with proceeds from the Company's disposition of its equity investment in an affiliate and the more favorable interest rates resulting from its new credit facilities.

Income Taxes. The effective tax rate differs from the statutory rate primarily because of the nondeductibility of the amortization of intangible assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating cash requirements consist principally of working capital requirements, scheduled payments of principal and interest on its outstanding indebtedness, capital expenditures and acquisitions. The Company believes that cash flow from operating activities and periodic borrowings will be adequate to meet the Company's operating cash requirements in the future.

In the nine months ended October 31, 1997 cash used in operating activities was $6.9 million, an increase of $13.5 million from the prior year's comparable period. Improved operating results and reduced interest expense were offset by increases in working capital which were required to fund the higher sales volume and new growth initiatives.

Cash utilized for capital expenditures during the nine months ended October 31, 1997 was $26.8 million. During the first nine months of fiscal 1998, capital expenditures have increased over historical levels due to expenditures associated with a new build, own and operate water treatment facility in the Caribbean and the expansion of manufacturing operations to support new growth initiatives of the Company. Capital expenditures are expected to continue to be made, as required, for the purpose of maintaining and improving operating facilities and equipment to increase manufacturing efficiencies and enhance the Company's competitiveness and profitability on a worldwide basis.

On April 30, 1997 the Company signed a new credit facility to replace a $150 million reducing revolving credit facility.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The new credit facility is a $300 million multi-currency revolving credit facility consisting of a $200 million, five-year multi-currency revolving credit facility and a $100 million, 364-day multi-currency revolving credit facility, which at the option of the Company may be converted into a four year amortizing term loan (collectively the "New Credit Facility"). The New Credit Facility provides for unsecured multi-currency borrowings and for the issuance of letters of credit. The New Credit Facility is guaranteed by the Company's principal domestic subsidiaries. Loans under the New Credit Facility bear interest, at the election of the Company, at either a base rate based on (i) the higher of the prime rate or .5% per annum above the Federal Funds rate or (ii) a Eurodollar rate, together with an applicable margin tied to the Company's financial leverage. The New Credit Facility contains certain customary representations and warranties and certain financial and other covenants, including the restrictions on the incurring of indebtedness, the creation of liens, sales of assets, the making of investments and the payment of dividends and repurchases of common stock, as well as certain customary events of default. As of October 31, 1997, the Company had available credit under its New Credit Facility of $11 million. The New Credit Facility is available, among other things, to finance the working capital needs of the Company, fund standby letters of credit to support international debt and finance acquisitions.

On October 21, 1997, the Company established a $100 million line of credit pursuant to a letter agreement (the "Letter Agreement") with The First National Bank of Chicago, maturing on April 21, 1998. Borrowings under the Letter Agreement are guaranteed by the Company's principal domestic subsidiaries and bear interest, at the election of the Company, at either a base rate based on
(i) the prime rate or (ii) a fixed rate equal to the sum of .65% per annum plus an applicable Eurodollar rate. The Letter Agreement incorporates by reference various representations, warranties, certain financial and other covenants, and events of default set forth in the New Credit Facility. As of October 31, 1997, the Company had available credit under the Letter Agreement of $90 million. The Company intends to use the Letter Agreement to finance future acquisitions, and for general corporate purposes.

During the nine months ended October 31, 1997, the Company completed a number of acquisitions of businesses which complement existing products and operations of the Company for an aggregate cash purchase price of approximately $278 million including the assumption of debt. The Company intends to continue to make acquisitions as part of its business strategy and presently expects to finance these activities either by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. No assurance can be given, however, with respect to the financial or business effect of any possible future acquisitions.

The Company's principal non-U.S. operations are located in Western Europe, the economies of which are not considered to be highly inflationary. The Company's subsidiaries in Spain, Italy, France and Belgium are subject to currency fluctuations because these subsidiaries have monetary assets and liabilities denominated in other than their respective local currencies. It is the Company's policy not to speculate in non-U.S. currencies, but rather to hedge against currency changes by using bank borrowings by its non-U.S. subsidiaries to reduce the extent to which its monetary assets are at risk. From time to time, the Company has entered into forward exchange contracts in order to hedge its exposure on certain intercompany transactions. At October 31, 1997, the Company had four forward exchange contracts. The contracts which expire in July 1998 total $3.7 million. Net assets of the Company's non-U.S. subsidiaries translated at October 31, 1997 exchange rates were approximately $42.8 million at October 31, 1997, an increase of approximately 0.7% from January 31, 1997.



RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Implementation of Statement 128 is required for periods ending after December 15, 1997. Statement 128 establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.
         ------------------


         On August 29, 1997 a purported class action was filed against Culligan International Company, certain unidentified distributors and certain other unidentified individual defendants in the Superior Court, County of Los Angeles, State of California. The Complaint in the action alleges that the defendants violated provisions of California law relating to home solicitations by failing to include language and notices relating to rights of rescission and engaging in unfair, unlawful and deceptive business acts and practices. The Complaint in such action seeks disgorgement of alleged illicit profits, injunctive relief, punitive damages and treble damages and alleges that the amount the class is entitled to exceeds $20 million. The Company intends to vigorously contest the matter and does not believe that it will have a material adverse effect on its financial condition or results of operations.


Item. 6. Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits

             None

         (b) Reports on Form 8-K


         The Company filed four Current Reports on Form 8-K during the quarter ended October 31, 1997, as follows:

         Date of Report     Item Reported
         ---------------    -------------

         August 13, 1997    Item 2. Acquisition or Disposition of Assets
                            (incorporating by reference certain financial statements of businesses acquired and pro forma financial information from the Joint Proxy
                            Statement/Prospectus included in the Registration
                            Statement on Form S-4 (File No. 333-26953) of the
                            Registrant).

         September 8, 1997  Item 5.  Other Events.

         November 4, 1997   Item 5.  Other Events.

         November 21, 1997  Item 5.  Other Events.

         December 12, 1997  Item 2.  Acquisition or Disposition of Assets.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


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



                                 CULLIGAN WATER TECHNOLOGIES, INC.
                                 (Registrant)





                                 By:     /s/ Michael E. Salvati
                                         -----------------------------------
                                 Name:   Michael E. Salvati
                                 Title:  Vice President, Finance and
                                         Chief Financial Officer



  Date: December 15, 1997
        -------------------------