Form 10-K
period 1998-01-31
CULLIGAN WATER TECHNOLOGIES INC
filed 1998-05-01
CIK 945382

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                             --------------------

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    ------------
COMMISSION FILE NUMBER
                       --------------------

                      CULLIGAN WATER TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                             --------------------

DELAWARE                                                        51-0350629
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

ONE CULLIGAN PARKWAY
NORTHBROOK, ILLINOIS)                                                60062
(Address of principal                                           (Zip Code)
executive offices)

     Registrant's telephone number, including area code:  (847) 205-6000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,076,530,716 as of April 24, 1998 (based on a closing market price on such date of $58.0625; excludes 7,334,859 shares held by persons who may be deemed to be affiliates of the registrant).

        There were 25,875,754 shares of the registrant's Common Stock ($.01 par value) outstanding as of April 24, 1998.

                     Documents Incorporated by Reference

                                    [None]

                                                     EAC Draft for Discussion
                                                                Purposes Only
                                                                  28 April 98


                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Culligan Water Technologies, Inc. (the "Company" or "Culligan") is a leading manufacturer and distributor of water purification and treatment products and services principally for household, consumer, and commercial applications. Products and services offered by Culligan range from those designed to solve residential water problems, such as filters for tap water and household water softeners, to highly sophisticated equipment and services, such as ultrafiltration and microfiltration products. Culligan also offers desalination systems and portable deionization services ("PDS"), designed for commercial and industrial applications. In addition, Culligan sells, and licenses its dealers to sell under the Culligan trademark, five-gallon bottled water. In fiscal 1997, Culligan entered the consumer market selling water filtration products directly to retailers.

     Culligan has been an active participant in the water purification and treatment industry since 1936, and its Culligan(R), Everpure(R), Elga(R), and Bruner(R) brands are among the most recognized in the industry. Culligan's products are sold and serviced in over 90 countries through a worldwide network of over 1,400 sales and service centers. To support this distribution network, Culligan maintains manufacturing facilities in the United States, United Kingdom, France, Italy, Spain and Canada. During the last 15 years, Culligan's residential water treatment systems have been installed in over 3 million households in the United States. In addition, Culligan has a significant installed base of water treatment and filtration systems for commercial uses, such as food service. Culligan also has a small presence in industrial and municipal systems and desalination systems.

     With net sales of $505.7 million for the fiscal year ended January 31, 1998, Culligan and its dealers provide a wide range of services to support its products and offer a full line of accessories and replacement parts competing in the highly fragmented water purification and treatment industry. Approximately 43% of Culligan's revenues in fiscal 1998 were derived from sources believed to be recurring in nature, such as servicing installed equipment, sales of replacement parts, filters and other consumables, equipment rental and royalties. In fiscal 1998, approximately 38% of Culligan's revenues were from export and international sales. Culligan conducts its activities in two principal areas: household and consumer, and commercial and industrial.

     In its fiscal year ended January 31, 1998, Culligan completed over 35 strategic, dealer and other acquisitions with annualized revenues of approximately $350 million. The most significant of such acquisitions include the acquisition of the water filtration business of Ametek, Inc. ("Ametek") now known as Plymouth Products, Inc. in August 1997, and the acquisition of Protean plc ("Protean") in December 1997. The acquired Ametek business manufactures and markets point-of-use water filtration and treatment products under the Ametek, Plymouth, American Plumber and other brand names and had revenues for its year ended December 31, 1996, of approximately $69 million. Protean manufactures, distributes and services water purification equipment and analytical and thermal equipment. The companies in the water purification division of Protean supply equipment which is designed to purify tap water to the levels needed by scientific, medical and industrial customers. The companies in the analytical and thermal equipment division supply electric furnaces and ovens, specialized thermally controlled equipment (including equipment for freeze-drying and thermal conditioning), instruments and consumables for use in chromatography, glass and plastic single-use containers and bench-top analytical equipment. Protean had total revenues of Pounds Sterling 81.1 million (US$132.8 million) in its fiscal year ended March 31, 1997, of which Pounds Sterling 38.8 million (US$63.5 million) related to its water purification equipment operations and Pounds Sterling 42.3 million (US$69.3 million) related to its analytical and thermal equipment operations. In January 1998, the Company decided to divest the analytical and thermal operations. As a result, these operations have been recorded as discontinued operations.


PENDING MERGER WITH U.S. FILTER

     On February 9, 1998, the Company entered into the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 9, 1998, among United States Filter Corporation, ("USF"), the Company and Palm Water Acquisition Corp., a newly-formed wholly owned subsidiary of USF ("Merger Sub").

     Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger"). In connection with the Merger, USF will issue in exchange for each issued and outstanding share (other than treasury shares and shares owned by USF) of the Company's common stock, par value $.01 per share ("Company Common Stock"), 1.714 shares of common stock, par value $.01 per share of USF ("USF Common Stock") if the average of the closing prices of the shares of USF Common Stock as reported on the New York Stock Exchange Composite Tape on each of the last ten trading days ending on the sixth trading day prior to the date of the meeting of the Company's stockholders at which the approval of the Merger by the Company's stockholders is obtained (the "Average Share Price") is equal to or greater than $35 (the "Exchange Ratio"); provided, however, that (i) if the Average Share Price is less than $35, but greater than or equal to $32, then the Exchange Ratio shall be equal to the quotient obtained (rounded to the nearest ten-thousandth of a share) by dividing $60 by the Average Share Price; and (ii) if the Average Share Price is less than $32, the Exchange Ratio shall be equal to 1.875. Among other circumstances, the Merger

Agreement may be terminated by the Company if the Average Share Price, or if the average of the closing prices of the shares of USF Common Stock as reported on the New York Stock Exchange Composite Tape for any period of 10 consecutive trading days which ends after the last trading day used in calculating the Average Share Price, is less than $26.25.

     The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Consummation of the Merger is subject to customary regulatory approvals and the approval of the stockholders of each of the Company and USF. The Merger is expected to be consummated in the first half of 1998.

     Apollo Investment Fund, LP, and Lion Advisors, LP, (collectively, "Apollo") which beneficially own in the aggregate 7,334,859 shares of the Company's common stock (representing approximately 28.4% of the total number of shares of Company Common Stock outstanding) have each entered into a Support/Voting Agreement with USF pursuant to which they have agreed, among other things, to cause such shares of Company Common Stock that they beneficially own to be voted in favor of the Merger.


CERTAIN HISTORICAL INFORMATION

     Until September 1995, the Company was a wholly-owned subsidiary of Samsonite Corporation ("Samsonite"), formerly known as Astrum International Corp. ("Astrum"). In September 1995, Samsonite distributed to its stockholders all of the Company's then outstanding Common Stock, and the Company became a separate public company (the "Spin-off"). In December 1995, the Company successfully completed a public offering of 4,025,000 shares of Common Stock realizing net proceeds of approximately $85 million and its Common Stock is listed on the New York Stock Exchange, Inc. In addition, in October 1996, the Company issued additional shares of its common stock upon the exercise of over-allotment options granted to underwriters in connection with a secondary public offering of shares of Common Stock and received net proceeds of approximately $32 million from the issuance of such shares and the exercise of stock options by one of the selling stockholders in such secondary offering.

     In June 1993, Samsonite Corporation's predecessor, Astrum, emerged from bankruptcy and as a result, Samsonite and all of its subsidiaries, including the Company, were required to adjust their assets and liabilities to reflect their fair values. The reorganization value in excess of identifiable assets of the Company, which was $112 million at the time of Astrum's emergence from bankruptcy, was amortized through charges to the consolidated statement of operations over a three year period that ended in June 1996. While these amounts represent non-cash charges, they have had an adverse effect on the Company's reported results of operations in fiscal years 1994, 1995, 1996 and the first two fiscal quarters of 1997. See "Item 6. Selected Financial Data."

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

     Principal components of the water purification and treatment industry include the household, consumer, bottled water, commercial and industrial, municipal and wastewater treatment markets. The Company is currently in each of these markets, although its principal activities are conducted in the household bottled water and consumer markets.

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

     CONSUMER. The consumer market consists of the sale through retail distribution channels of water purification and treatment systems, principally of point-of-use filtration systems designed to improve the quality of drinking water. The consumer market also includes the sale of point-of-entry and water softening equipment and systems through do-it-yourself retail distribution channels as well as the distribution of water filtration products by co-branding with appliance and other manufacturers for sale in the retail market. The Company first entered the consumer market in fiscal 1997.

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

     MUNICIPAL. Municipal and other governmental entities are often in need of water treatment systems to supply potable water to their residents. These systems are designed to chlorinate and remove contaminants from water supplies and to desalt brackish water and seawater. Public concern regarding the increasing scarcity of potable water as well as the quality of drinking water have resulted in municipalities seeking to improve the treatment and purification of public water supplies. In addition, requirements established by the EPA and other governmental bodies, including the Safe Drinking Water Act, have resulted in increasing governmental legislation, regulation and enforcement of strict standards for potable water, thereby contributing to the need for water treatment systems to serve the municipal market. The Company believes that there is a growing market for companies with the ability to operate and maintain drinking water treatment facilities and to provide build, own and operate facilities. The Company first entered the operate and maintain (O&M) portion of the municipal drinking water treatment market in fiscal 1996 with the acquisition of Culligan Operating Services and first entered the build, own and operate portion of the market with the acquisition of Culligan-Enerserve in fiscal 1997.

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


TECHNOLOGIES

     With over 60 years of experience in the water purification and treatment industry, the Company's technology, and engineering expertise allow it to offer a wide variety of products and services designed to meet the requirements of its customers. The principal technologies utilized in the Company's offering of products and services are:

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

     WATER SOFTENING. A form of ion exchange used for the reduction/removal of calcium and magnesium ions, which are the principal causes of hardness in water. The cation exchange resin method is most commonly used for residential and commercial water treatment. Ion exchange is a reversible chemical process in which ions from an insoluble permanent solid medium (usually a resin) are exchanged for ions in a solution or fluid mixture surrounding the insoluble medium.

     DEIONIZATION. The removal of ionized materials from a solution by a two-phase ion exchange procedure. First, positively-charged ions are removed by a cation exchange resin in exchange for a chemically equivalent amount of hydrogen ions. Second, negatively-charged ions are removed by an anion exchange resin for a chemically equivalent amount of hydroxide ions. The hydrogen and hydroxide ions introduced in this process unite to form water molecules. This process is called deionization or demineralization by ion exchange.


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

     In fiscal 1997, Culligan, through its newly-formed Consumer Markets Division, launched a line of water filtration products for sale to consumers through retail stores and do-it-yourself outlets and entered into several marketing partnerships for the co- branding of products with partners that are designed to provide rapid channel access and recurring revenue from replacement filter sales. During fiscal 1998, the Company restructured its Consumer business to focus its product offerings on the hybrid and "do-it-yourself" retail market channels. Through Ametek, the Company also markets a full line of water filtration products, consisting primarily of point-of-use filters, to the "do-it yourself" market, plumbing wholesale and OEM markets under the Ametek, Plymouth, American Plumber and other brand names.

     Through its Everpure subsidiary, the Company also serves the residential market by providing point-of-use filtration systems for homes and apartments as well as recreational vehicles. Everpure's filtration systems reduce or remove off-tastes, odors, chlorine, dirt, rust, asbestos fibers and parasitic protozoan cysts from the water supply.

     Utilizing its distribution network and product technology, the Company entered the bottled water market in 1987 by licensing the sale of five-gallon containers of bottled water under the Culligan name. Because of growing consumer concern over the quality of water and its health effects, the bottled water market has grown substantially in recent years and is expected to continue to expand. Culligan's licensed bottled water sales now rank fourth in the five-gallon bottled water market in the United States and is the only brand in the five-gallon bottled water business with a nationwide distribution network.

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

COMMERCIAL AND INDUSTRIAL

     The Company designs, manufactures and, primarily through its distribution network, sells, installs and services a wide range of products to solve the water problems of its commercial and industrial customers. These products include filtration systems, reverse osmosis units, water softeners, desalination systems, deionizers and high quality ultrafiltration and microfiltration products capable of producing ultrapure water.

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

     Through Everpure, the Company supplies water filtration products to commercial businesses which require consistently high quality water. Everpure is the leading supplier of water filtration products to the food service industry. Sales to the food service industry constituted a significant portion of Everpure's revenues in fiscal 1998. Everpure's line of food service water filtration products includes systems for post-mix beverage dispensers, ice machines, coffee makers, steamers and vending machines that are designed to treat all levels of water contamination and to ensure that consumer products such as coffee, soups or ice are of the highest quality. Everpure systems also decrease maintenance costs and extend the life of water-using equipment by removing dirt and other abrasive particles that can damage the internal workings of such equipment.

     Everpure complements the Company's Culligan operations by providing a presence in selected markets where the Company's Culligan dealer network does not generally participate. Everpure products are used extensively in many major fast-food restaurants and convenience store chains around the world. In 1979, Everpure received NSF certification for its filtration cartridges, and today, substantially all of the Everpure systems carry the highest NSF rating for both aesthetic and health effects.

Everpure's principal family of filter cartridges uses its proprietary precoat filtration process, using unique MicroPure(R) filtering media. Everpure's filtration and disinfection products are also used in the airline, marine, offshore oil and military markets.

     Everpure operates in most western European countries and Japan. In recent years, Everpure has expanded internationally by following its customers into developing countries where the water supply is of questionable quality. Its market outside the United States is primarily the food service industry, including fast-food chains, restaurants and offices. Everpure's products are sold by licensed distributors directly to equipment manufacturers, fast food chains and convenience store chains as well as to individual locations.

     The companies in the water purification division of the Protean Group supply equipment under the Elga and DWA brands which is designed to purify tap water to the levels needed by scientific, medical and industrial customers with flow rates from seven liters per day to 2,500 cubic meters per day. These products incorporate multiple technologies including ion exchange, electro-deionization, reverse osmosis filtration, and ultra-violet photo-oxidation. Elga has been a pioneer in the water purification industry from the commercial development of small portable deionizers to the development of ultrapure laboratory systems or custom-designed systems.

     The Company's Bruner operation designs and manufactures water softeners, filters, deionizers, dealkalizers, demineralizers, degasifiers and reverse osmosis systems in standard and custom design configurations for commercial and industrial applications worldwide. Bruner products are sold through an extensive network of sales representatives supported by sales and service locations in the United States and internationally.

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

     MEDICAL. Medical-related products often require ultrapure water free from certain minerals and contaminants to operate effectively. The Company manufactures reverse osmosis units that comprise an integral part of the kidney dialysis equipment used by hospitals, hemodialysis centers and other health service providers. The Company's reverse osmosis unit is one of a limited number of such units registered by the FDA as a medical device approved for this purpose. Through Protean's DWA businesses, the Company supplies a range of water treatment devices and ancillary systems for use in hemodialysis centers throughout Europe.

     DESALINATION. The Company has produced major desalination systems throughout the world. In addition, its Culligan-Enerserve operation builds, owns and operates desalination and other water and wastewater treatment systems in the Caribbean.

     MUNICIPAL. Historically the municipal market has not represented a significant portion of the Company's business. In the United States, the Company typically provides surface water treatment systems for small municipalities, mobile home parks and other residential groups with populations under 3,300 people. Culligan's Multi-Tech(R) filtration system and similar non-U.S. OFSY Omnifiltration(R) systems are low-cost, pre-engineered, packaged plants that contain all the steps used in a conventional water treatment plant, such as coagulation, flocculation, clarification, filtration and disinfection. In addition, the Company's Bruner operation offers self-contained Bruner packaged water treatment plants in the municipal market. The Bruner plants are custom engineered to produce potable water from almost any surface water source and typically provide automated controls programmed to regulate rapid or "flash" mixing, flocculation, settling and gravity filtration.

     Through Culligan Operating Services, the Company also provides O&M services for water and wastewater treatment facilities for municipalities and other large users primarily in Florida and elsewhere in the Southeastern United States.


DEALER AND DISTRIBUTION NETWORK

     The Company believes that the size and scope of its dealer and distributor network make it uniquely positioned in the water purification and treatment industry. Today there are over 1,100 independent Culligan dealers and distributors and 98 Company-owned dealers who distribute and service Culligan products throughout the United States, Canada and Western Europe as well as other foreign markets. In addition, there are over 350 distributors and authorized agents in the United States and Western Europe as well as in other foreign markets that distribute water filtration products of the Company's Everpure subsidiary for the food service industry and other commercial businesses. The Company's Bruner operation has approximately 90 sales representatives that distribute its products in the United States and internationally. In addition, Protean's Elga operations have approximately 50 sales representatives. The Company believes that this diverse geographical distribution network allows it to react rapidly to changing customer needs as well as to market conditions.

     As part of its distribution system, the Company currently owns 65 Culligan dealerships in North America which had total revenues of approximately $105 million in fiscal 1998. The Company-owned dealers are primarily located in major metropolitan markets. Such markets include the New York/New Jersey/Connecticut, Los Angeles, Chicago, Denver, Houston, Miami, San Diego and San Francisco metropolitan areas. Since the beginning of fiscal 1998, the Company-owned Dealer division has made 16 acquisitions with annualized revenues of over $59 million. In addition, since the beginning of fiscal 1998, Culligan's international division has acquired 14 dealerships and other operations having aggregate annualized revenues of approximately $76 million.

     Company-owned dealer operations generally have a high percentage of revenues which are derived from sources believed to be recurring in nature, such as servicing equipment, sales of replacement parts, filters and other consumables, equipment rental and royalties. The Company's dealer and distribution network enables it to offer complete solutions to pre-use water problems for residential, commercial and industrial customers through a combination of testing, product selection, installation, monitoring and service. The Company is continuously upgrading and expanding its dealer network coverage. The Company also has utilized its dealer network and distributors to introduce new product lines and enter new markets.

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

     The Company provides dealers with a variety of services, including training, education and technical assistance. It offers the dealers management, sales and service seminars at the time of start-up and throughout their careers. The Company also employs technical service engineers who travel throughout the United States aiding dealers with water quality needs. One of the services that the Company supplies to its dealers as an aid in commercial and industrial sales is the Company's proprietary CAAP(R) pc software.

     Commercial and industrial job specifications and proposals are supported by application and technical engineers located in Northbrook, Illinois; High Wycombe, United Kingdom; and Bologna, Italy. In addition, the Company provides the dealers with significant marketing services and support, including an extensive co-operative advertising program. See "--Marketing and Advertising." A finance subsidiary of the Company provides intermediate-term loans to franchised dealers for equipment placed on rental or lease.


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

     The Company's famous "Hey Culligan Man!"(R) commercials have contributed to the reputation of the Company and its distribution network as a supplier of high quality durable water treatment products and as the leading service provider in the water purification and treatment industry. Culligan's brand recognition is supported by national and regional combined advertising.


MANUFACTURING

     The Company's manufacturing is vertically integrated, with many of the major components of its water treatment units manufactured and assembled in its own plants. The Company owns manufacturing facilities in Northbrook and Westmont, Illinois; Sheboygan, Wisconsin; Mississauga, Ontario, Canada; High Wycombe, United Kingdom; Bologna, Italy; and Barcelona, Spain. The Company believes that it has sufficient manufacturing capacity for the foreseeable future. Most products are manufactured and assembled in the region in which they are to be sold, with the exception of European household products, which are imported from the Northbrook facility.


RESEARCH AND DEVELOPMENT

     The Company's research and development activities are conducted in its own laboratories, supplemented by on-site development and application of custom design and engineering. The Company's research and development expenditures for fiscal 1998, 1997 and 1996 were approximately $4.1 million, $3.2 million, and $3.2 million, respectively. Of these amounts, approximately $3.1 million, $2.6 million, and $2.3 million related to laboratory research and approximately $1.0 million, $.6 million, $.9 million related to customer specific design and engineering for fiscal 1998, 1997 and 1996, respectively. The Company also incurs additional internal costs relating to its sales and service personnel for product development.


BACKLOG AND CUSTOMERS

     The Company does not believe that backlog is a meaningful measurement of its ongoing business. The Company's backlog of orders believed to be firm was approximately $36.8 million at January 31, 1998 and approximately $20.9 million at January 31, 1997. The Company does not believe that it is dependent on any single customer, and no single customer accounted for more than 5% of the Company's sales in the year ended January 31, 1998.


TRADEMARKS, SERVICE MARKS AND TRADE NAMES

     Trademarks and brand name recognition are important to the Company. The Company generally owns the trademarks under which its products are marketed. The Company has registered its trademarks and will continue to do so as they are developed or acquired. The Company protects such trademarks and believes that there is significant value associated with them. The loss of the Culligan, Everpure, or, to a lesser extent, Bruner and Elga trademarks could have a materially adverse effect on the business of the Company.


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

EMPLOYEES

     At January 31, 1998, the Company employed approximately 4,578 people worldwide (exclusive of employees of independent dealers) with approximately 2,618 employees in the United States and approximately 1,960 employees in other countries. In the United States, approximately 298 employees are members of unions. In Europe, substantially all of the Company's employees are members of unions. The Company believes its employee relations are good.


ANVIL TRANSACTION

     In January 1995, a subsidiary of Samsonite sold its Anvil Knitwear division to Anvil Holdings and a subsidiary of Anvil Holdings. The Company purchased 30% of the common equity, consisting of a combination of voting and non-voting common stock and 35% of the preferred stock of Anvil Holdings and the Company assumed certain environmental liabilities. See "--Environmental Matters." In March 1997, Culligan received approximately $51 million (a pre-tax gain of $31.1 million) in cash proceeds as a result of the redemption by Anvil Holdings of the Anvil securities owned by the Company.


YEAR 2000 RISKS

     The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Most of Culligan's operating systems with Year 2000 issues have been modified to address those issues; accordingly, management does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant. Culligan is currently developing plans intended to assure that their other internal operating systems with Year 2000 issues are modified on a timely basis. Suppliers, customers and creditors of Culligan also face similar Year 2000 issues. A failure on their part to successfully address the Year 2000 issue could have a material adverse effect on the business or results of operations of Culligan.

                      EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS AND OTHER OFFICERS AND SIGNIFICANT
EMPLOYEES

     Set forth below is certain information regarding each of the executive officers and certain other officers and significant employees of the Company and its principal operating subsidiaries:

NAME                    AGE   POSITION
----                    ---   --------
Douglas A. Pertz         43   President and Chief Executive Officer
                              and Director
Michael E. Salvati       45   Vice President,  Finance and Chief Financial
                              Officer
Edward A. Christensen    54   Vice President,  General Counsel and Secretary
Calvin R. Hendrix        47   Group President - North America
Kenneth I. Wellings      51   Group President - International
Perialwar Regunathan     58   Sr. Vice President and Chief Technology Officer
Diane Frisch             43   Vice President, Human Resources
Thomas E. Pavlick        36   Vice President and General Manager, Company-
                              owned Division
Timothy Tousignant       40   Vice President and General Manager, Household,
                              Commercial and Bottled Water
Juan Valdes              38   Vice President Operations - North America

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

     Diane Frisch. Ms. Frisch joined the Company in January 1998. For more than five years prior thereto she was Vice President of Human Resources of Alumax Mill Products, a division of Alumax Inc., a producer of aluminum products.

     Thomas E. Pavlick. Mr. Pavlick joined the Company in 1983 and has held his present position with Culligan International Company since 1994. Prior to assuming his current position, Mr. Pavlick served as Eastern Regional Marketing Manager since 1991.

     Timothy Tousignant. Mr. Tousignant joined the Company as Vice President and General Manager, Household, Commercial and Bottled Water in March 1997. Prior to joining the Company, Mr. Tousignant was Managing Director of Marketing, Sales and Customer Support for the Irrigation Division of The Toro Company from July 1993 to March 1997. He also served in a variety of marketing positions for General Mills, Inc. from July 1987 to July 1993, culminating in Marketing Manager.

     Juan Valdes. Mr. Valdes joined the Company in his present position in June 1997. From 1995 to June 1997 he served on a consulting basis in a variety of operating positions for Autonomous Technologies, Surgijet, Visijet and The Toro Company. Prior to that he served as Director of Manufacturing and Engineering for Pharmacia Intermedics from 1988-1990 and from 1990 - 1995 he served as Vice President Operations for Pharmacia, Inc.

ITEM 2. PROPERTIES

     The Company's world headquarters is located on 43 acres in Northbrook, Illinois. This facility also contains Culligan's primary manufacturing and assembly plant. Culligan's other principal manufacturing facilities are located in Sheboygan, Wisconsin; Mississauga, Ontario, Canada; High Wycombe, United Kingdom; Bologna, Italy and Barcelona, Spain.

     Everpure has one manufacturing and two light assembly facilities. Its headquarters and main manufacturing plant are located in Westmont, Illinois; with two non-U.S. operations located in Atsugi, Japan; and Hevertee, Belgium. Each of the non- U.S. operations do light assembly and also warehouse and sell products manufactured in the United States.

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


                                                 Approximate
                                                Facility Size
               Location                           (Sq. Ft.)
          -------------------------             -------------
          Northbrook, IL                           445,000
          Sheboygan, WI                            270,000
          Westmont, IL                             110,000
          Bologna, Italy                           118,000
          San Bernardino, CA                        68,000
          Barcelona, Spain                          65,000
          High Wycombe, U.K.                        60,000
          Shipley, West Yorks, U.K.                 50,000
          Mississauga, Canada                       42,000
          Hope, Sheffield, U.K.                     40,000

     In addition to the properties listed directly above, the Company owns 36 office, light assembly, warehouse or distribution facilities in the United States and 24 outside the United States and leases 58 such facilities in the United States and 41 additional such facilities outside the United States.


ITEM 3.  LEGAL PROCEEDINGS

     In January 1997, an action was commenced by the Company in the Circuit Court of Cook County, Illinois against United States Water Company, LP ("U.S. Water"),

United States Water Management Company ("USWMC"), Randall C. Easton ("Easton") and United States Filter Corporation ("U.S. Filter"). The Company's Complaint in the action alleges, among other things, that the sale of U.S. Water to U.S. Filter is in violation of its franchise agreements with Culligan and applicable law and seeks declaratory judgment, injunctive and other relief as a result of such violation. The Complaint also alleges that U.S. Filter tortuously interfered with the Company's contractual agreements by inducing the sale of U.S. Water in violation of its agreements with the Company and that U.S. Water's president, Randy Easton, in exchange for personal incentives from U.S. Filter, induced violations of U.S. Water's agreements with Culligan.

     U.S. Water, USWMC and Easton filed an Answer, Affirmative Defenses and Counterclaims to Culligan's Complaint. The counterclaims seek declaratory and injunctive relief and purport to assert state common law claims for alleged tortuous interference with contracts and alleged violations of the Illinois Trade Secrets Act and the Illinois Antitrust Act. U.S. Filter separately filed an Answer, Affirmative Defenses and Counterclaims to Culligan's Complaint. The counterclaims purport to assert state common law claims for alleged tortuous interference with contracts, tortuous interference with prospective economic advantage, alleged violations of various state law antitrust and unfair trade practice acts, and alleged violations of the Sherman Antitrust Act.

     In April 1997, the Court ruled on the parties' motions for partial summary judgment and determined that the Company's right of first refusal did not apply to the sale of U.S. Water to U.S. Filter. An appeal of the Court's ruling is currently pending, although U.S. Filter and the Company have agreed in connection with the Merger not to initiate any action with respect to such action except as may be necessary to maintain the status quo. The Company does not believe that such action will have a material effect on its financial condition or results of operations.

     In January 1997, a complaint for patent infringement was filed by The Brita Products Company and its parent ("Brita") in the United States District Court for the Northern District of Georgia against Recovery Engineering, Inc., Health o Meter and the Company. Insofar as it relates to the Company, the complaint alleges that a plastic pour-through pitcher being marketed by Health
o Meter in partnership with the Company infringes a patent held by Brita. The complaint seeks, among other things, injunctive relief and damages in an unspecified amount. On motion of the Company and Health o Meter, the case was transferred to the Northern District of Illinois in May 1997. The Company believes it has meritorious defenses to such action and does not believe it will have a material adverse effect on its financial condition or results of operations.

     In August 1997, a purported class action was filed against Culligan International Company, certain unidentified distributors and certain other unidentified individual defendants in the Superior Court, County of Los Angeles, State of California. The

Complaint in the action alleges that the defendants violated provisions of California law relating to home solicitations by failing to include language and notices relating to rights of rescission and engaging in unfair, unlawful and deceptive business acts and practices. The Complaint in such action seeks disgorgement of alleged illicit profits, injunctive relief, punitive damages and treble damages and alleges that the amount the class is entitled to exceeds $20 million. In February 1998, a second purported class action was filed against Culligan International Company, Household International and others in the Superior Court, County of Los Angeles, State of California. The complaint in such action also alleges violations of California law relating to home solicitations and seeks equitable relief and consequential and exemplary damages in an unspecified amount. The Company intends to vigorously contest these matters and does not believe that it will have a material adverse effect on its financial condition or results of operations.

     In November 1997, an action was commenced by Culligan Springs Limited ("Culligan Springs") against Culligan of Canada Ltd., ("Culligan of Canada"), a wholly owned subsidiary of the Company, in Bracebridge, Ontario. Culligan Springs is an authorized producer of bottled water under Culligan of Canada's trademarks in Canada. The action alleges breach of contract and breach of warranty in connection with an alleged license to use the CULLIGAN trademark in connection with the processing, distribution and sale of bottled water in the eastern United States. The Statement of Claim seeks $50 million in damages, interest, attorneys fees and other unspecified relief. Culligan of Canada answered, denying the claim. The Company believes it has meritorious defenses to such action and does not believe it will have a material adverse effect on its financial condition or the results of operations.

     In February 1998, a complaint was filed by KX Industries, LP and Koslow Technologies Corporation against the Company and its Plymouth Products subsidiary alleging that infringement of a patent for the production of carbon block, false advertising in connection with a carbon block faucet mount filter marketed by the Company's consumer products division, and the misappropriation of certain of KX's trade secrets. The Complaint seeks injunctive relief, disgorgement, compensatory and exemplary damages in an unspecified amount. The Company believes it has meritorious defenses to such action and does not believe it will have a material adverse effect on its financial condition or the results of operations.

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

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION

     Since December 15, 1995, the Company's Common Stock has been traded on the New York Stock Exchange. The high and low sales prices for the Common Stock as reported in the Consolidated Transaction Reporting System for the periods set forth below are as follows:

          Period                High      Low
          ------                ----      ---
Feb. 1, 1996 - Apr. 30, 1996    33 3/4    27 5/8
May 1, 1996 - July 31,1996      40 3/4    32 3/4
Aug. 1, 1996 - Oct. 31, 1996    40 1/4    32 7/8
Nov. 1, 1996 - Jan.31, 1997     41 1/8        33
Feb. 1, 1997 - Apr. 30, 1997        46    33 5/8
May 1, 1997 - July 31, 1997     47 3/8    39 3/8
Aug. 1, 1997 - Oct. 31, 1997  50 13/16    39 7/8
Nov. 1, 1997 - Jan. 31, 1998    52 1/4  33 15/16
Feb. 1, 1998 - Apr. 24, 1998  61 11/16    35 1/4


HOLDERS

     As of April 24, 1998, there were approximately 2,654 holders of record of the Common Stock.


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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The selected historical financial data for Culligan Water Technologies, Inc. and Subsidiaries (the "Company" or "Culligan") presented below are derived from the Company's audited consolidated financial statements. The Company's consolidated financial statements as of and for the fiscal years ended January 31, 1996, January 31, 1997 and January 31, 1998 have been audited by KPMG Peat Marwick LLP, independent accountants.

     The selected financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report.

                                                Five           Seven
                                                Months         Months
                                                Ended          Ended       Year Ended    Year Ended    Year Ended    Year Ended
                                               June 30,      January 31,   January 31,   January 31,   January 31,   January 31,
                                                 1993           1994          1995          1996          1997          1998
                                            ---------------  -----------   -----------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS DATA:              Predecessor (a)
                                            ---------------
Net Sales                                      $109,748       $154,325      $280,051      $304,502      $371,018      $505,744
Cost of Goods Sold (f)                           60,894         87,112       155,829       168,363       205,581       288,851
                                               --------       --------      --------      --------      --------      --------
Gross Profit                                     48,854         67,213       124,222       136,139       165,437       216,893
Selling, General and Administrative (f)          36,339         50,341        91,989        95,723       113,932       146,807
Administrative Expenses
      Allocated from Samsonite (b)                    -              -         1,095             -             -             -
Write-off of Goodwill and In-process
      Research and Development (c)                    -              -             -             -             -        55,803
Merger and Restructuring Expenses (d)                 -          2,103         5,917             -             -         5,236
Amortization of Intangible Assets (e)               731         22,554        38,691        38,802        17,522         5,440
                                               --------       --------      --------      --------      --------      --------
Operating Income (Loss)                          11,784         (7,785)      (13,470)        1,614        33,983         3,607
Other Income (Expense), Net (g)                    (324)         1,919           398         2,867         5,023        32,888
                                               --------       --------      --------      --------      --------      --------
Income (Loss) Before Interest, Taxes,
      Minority Interest and Extraordinary Item   11,460         (5,866)      (13,072)        4,481        39,006        36,495
Interest Income                                   1,436            886         1,439         1,576         2,633         1,765
Interest Expense (h)                             (1,039)       (11,576)      (19,085)      (12,426)       (5,490)       (9,903)
Income Taxes                                     (4,387)        (3,434)       (5,678)      (14,910)      (20,264)      (32,638)
Minority Interest                                     -              -             -             -             -          (919)
                                               --------       --------      --------      --------      --------      --------
Income (Loss) before Extraordinary Item           7,470        (19,990)      (36,396)      (21,279)       15,885        (5,200)
Extraordinary Item                                    -              -             -             -             -          (422)
                                               --------       --------      --------      --------      --------      --------
Net Income (Loss)                               $ 7,470       ($19,990)     ($36,396)     ($21,279)      $15,885      $ (5,622)
                                               ========       ========      ========      ========      ========      ========

PER COMMON SHARE DATA:
BASIC:
     Income (Loss) before Extraordinary Item                   $ (1.26)      $ (2.29)      $ (1.30)      $  0.75      $  (0.22)
     Extraordinary Item                                             --            --            --            --      $   (.02)
                                                              --------      --------      --------      --------      --------
     Net Income (Loss)                                         $ (1.26)      $ (2.29)      $ (1.30)      $  0.75      $  (0.24)
                                                              ========      ========      ========      ========      ========

DILUTED:
     Income (Loss) Before Extraordinary Item                     (1.26)        (2.29)        (1.30)      $  0.74         (0.22)
     Extraordinary Item                                             --            --            --            --         (0.02)
                                                              --------      --------      --------      --------      --------
     Net Income (Loss)                                           (1.26)        (2.29)        (1.30)      $  0.74         (0.24)
                                                              --------      --------      --------      --------      --------
     Basic Weighted Average Number Of
        Common Shares Outstanding (000's)                       15,889        15,889        16,311        21,091        23,444
     Diluted Weighted Average Number Of
        Common Shares Outstanding (000's)                       15,889        15,889        16,311        21,375        23,444

OTHER DATA:
Income (Loss) Before Interest, Taxes,
      Minority Interest and Extraordinary Item  $11,460        ($5,866)     ($13,072)      $ 4,481       $39,006       $36,495
Amortization of Reorganization Value in
      Excess of Identifiable Assets (e)               -         21,771        37,322        37,322        15,551             -
Administrative Expenses Allocated from
      Samsonite (b)                                   -              -         1,095             -             -             -
Write-off of Goodwill and In-Process
      Research and Development (c)                    -              -             -             -             -        55,803
Merger and Restructuring Expenses (d)                            2,103         5,917             -             -         5,236
Gain on Disposition of Investment
      In Affiliate (g)                                -              -             -             -             -       (31,098)
Gain on Insurance Settlement (g)                      -              -             -             -        (1,980)            -
                                               --------       --------      --------      --------      --------      --------
Adjusted Income Before Interest,
      Taxes, Minority Interest and
      Extraordinary Item                         11,460         18,008        31,262        41,803        52,577        66,436
All Other Amortization                              731            783         1,369         1,480         1,971         5,440
Depreciation                                      3,175          5,696         9,279         9,409        10,091        15,161
                                               --------       --------      --------      --------      --------      --------
EBITDA (i)                                      $15,366        $24,487       $41,910       $52,692       $64,639       $87,037
                                               ========       ========      ========      ========      ========      ========

 (See footnotes beginning on page 27)

IMPACT OF NONRECURRING ITEMS

     Included in the Company's statements of operations subsequent to June 30, 1993, are amortization and depreciation related to adjustments of assets and liabilities to fair value in connection with the adoption of the American Institute of Certified Public Accountants Statement of Position 90-7 entitled "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The most significant adjustment relates to reorganization value in excess of identifiable assets which was amortized over a three-year period ended in June of 1996. In addition, the statements of operations for the years ended January 31, 1997 and 1998, include certain nonrecurring items. Due to the significance of these items, and considering that they are either of a short duration or nonrecurring, management believes that it is useful to isolate their impact on the statement of operations. The impact on income before interest, taxes, minority interest and extraordinary item for the years ending January 31, 1997 and 1998 are shown below. This information does not represent and should not be considered an alternative to income before interest, taxes, minority interest and extraordinary item, any other measure of performance as determined by generally accepted accounting principles or as an indicator of operating performance.

(Dollars in thousands)                       Year Ended     Year Ended
                                             January 31,    January 31,
                                                1997           1998
                                             -----------    -----------
Income before interest, taxes,
 minority interest and extraordinary item      $39,006        $36,495
Amortization of reorganization value in
 excess of identifiable assets                  15,551             --
Write-off of purchased in-process research
 and development                                    --         52,633
Write-off of goodwill                               --          3,170
Merger and restructuring expenses                   --          5,236
Gain on disposition of investment in affiliate      --        (31,098)
Gain on insurance settlement                    (1,980)            --
                                               -------        -------
Adjusted income before interest, taxes,
 minority interest and extraordinary item      $52,577        $66,436
                                               =======        =======

(a) In June 1993, Samsonite's predecessor, Astrum International Corp. ("Astrum"), completed a financial restructuring pursuant to a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"). Effective June 30, 1993 and pursuant to SOP 90-7, Astrum and all its subsidiaries, including the Company, were required to adjust their assets and liabilities to their fair ("Fresh Start") values. Due to the effect of SOP 90-7, amortization of intangible assets and interest expense (see notes (e) and (h) below) for the periods before and after June 30, 1993 are not comparable. The information for the predecessor company reflects activity occurring through June 30, 1993, prior to the effective date of the Plan.

(b) Administrative expenses allocated from Samsonite represent certain accounting and management services performed for the benefit of the Company primarily related to Astrum's reorganization and the Spin-off.
     In prior years, these services were not provided, and are not anticipated to recur on an on-going basis.

(c) During fiscal 1998 the Company wrote off $33.1 million of in-process R&D purchased in connection with the acquisition of the Water Filtration Business of Ametek. As of the purchase date, the Water Filtration Business was engaged in ongoing research and development relating to carbon block extrusion technology which was less labor intensive than competing technologies and a new water filtration product line that is expected to improve the purity of water and flow rates. Both of the projects are proceeding according to schedule. It is estimated that technological and commercial feasibility will be achieved in 6 to 12 months and that their development will not require cash expenditures that are material to the results of operations or financial position of the Company. The principal risks associated with successfully completing such in-process R&D is that other competitors may bring a technologically superior product to market. The Company does not believe that the failure to complete such R&D projects would have a material adverse effect on its results of operations or financial position. The existing technology of the Water Filtration Business acquired was included in goodwill and is being amortized over 40 years.

     During fiscal 1998, the Company wrote-off $19.5 million of in-process R&D purchased in connection with the acquisition of Protean as these projects had not reached technological feasibility and have no alternative use. As of the purchase date, Elga plc, a subsidiary of the continuing operations of Protean, was engaged in the research and development of a series of new water filtration systems that will employ new processes or techniques related to the filtration of tap water for laboratory use. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which the expected cash flows were discounted, taking into account the costs to complete the projects, risks related to existing and future markets, and the life expectancy of such projects. Failure to complete these projects successfully and on time would open the way for competitors to introduce alternative technologies, with consequent implications for Elga's revenues. The projects are proceeding according to schedule and it is estimated that technological and commercial feasibility will be met within the existing timeframes, which range from three months to two years. These projects are not expected to require future cash expenditures that are material to the results of operations or financial position of the Company. The existing technology of Protean's continuing operations acquired was included in goodwill and is being amortized over 40 years.

     Culligan also wrote off the remaining goodwill of $3.2 million arising from the acquisition of UltraPure in January 1996, related to more costly carbon block production technology used prior to the acquisition of the Water Filtration Business. UltraPure was engaged in the business of development, design, production, and sale of molded carbon block and molded filtration devices for liquid filtration. The effect on future operations related to this write down is not expected to be material.

(d) In fiscal 1994 the Company implemented a plan to consolidate the production facilities and administrative functions of certain operations in Europe. The severance, other personnel related costs and facility shut-down expenses related to the restructuring resulted in charges in fiscal 1994 and fiscal 1995 of $2.1 million and $5.9 million, respectively.

     During fiscal 1998 the Company recorded a merger and restructuring charge of $5.2 million in connection with the acquisition of Ametek's Water Filtration Business and as a result of a decision made by the Company to exit the market for the sale of consumer products in the department store and mass merchant channels so as to focus principally on the "do-it-yourself" (DIY) and hybrid retail markets. The merger and restructuring charge reflects the costs of integrating and streamlining manufacturing, sales, distribution, research and development, and administrative functions, in order to take advantage of more cost effective technology acquired in the acquisition of Ametek's Water Filtration Business. The merger and restructuring charge also reflects costs resulting from the decision to exit certain retail markets, such as charges against receivables to reflect the fact that the value of these assets diminished as a result of the decision to exit portions of the business. Included in the $5.2 million of merger and restructuring costs are $0.7 million for severance costs related to the elimination of redundant employees, $1.3 million related to the write-off of receivables, $2.5 million related to the write-off of excess property, equipment and other assets (consisting principally of fixed assets used in the manufacture of molded carbon block), and $0.7 million representing legal and other professional fees. During fiscal 1998, costs amounting to $4.3 million were charged against the merger and restructuring reserve. Total future cash requirements relating to the merger and restructuring is expected to be immaterial.

(e) Amortization of intangible assets consists of the following:


                                         Five Months    Seven Months
                           Expected         Ended          Ended       Year Ended     Year Ended     Year Ended     Year Ended
                          Useful Life      June 30,     January 31,    January 31,    January 31,    January 31,    January 31,
                           (years)           1993          1994           1995           1996           1997           1998
                          -----------    -----------    -----------    -----------    -----------    -----------    -----------
                                         Predecessor
                                            (Dollars in thousands)
Amortization of
     reorganization
     value in excess of
     identifiable assets         3            --         $ 21,771       $ 37,322       $ 37,322       $ 15,551       $     --
Amortization of
     trademarks and other
     "Fresh Start"
     intangibles                40            --              758          1,300          1,300          1,300          1,300
                                           -----         --------       --------       --------       --------       --------
"Fresh Start"
     amortization                                          22,529         38,622         38,622         16,851          1,300
Amortization of
     goodwill             10 to 40           699                              18            158            504          3,784
Amortization of other
     intangibles            3 to 9            32               25             51             22            167            356
                                           -----         --------       --------       --------       --------       --------
Amortization of
     intangible assets                     $ 731         $ 22,554       $ 38,691       $ 38,802       $ 17,522       $  5,440
                                           =====         ========       ========       ========       ========       ========


        "Fresh Start" amortization represents the expense arising solely as a result of "Fresh Start" accounting in accordance with SOP 90-7.

(f) Depreciation included in cost of goods sold and selling, general and administrative related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consists of the following:

                                             Seven
                                             Months       Year         Year         Year         Year
                                             Ended        Ended        Ended        Ended        Ended
                                           January 31,  January 31,  January 31,  January 31,  January 31,
                                              1994         1995         1996         1997         1998
                                           -----------  -----------  -----------  -----------  -----------
                                                              (Dollars in thousands)
"Fresh Start" depreciation in
 cost of goods sold                          $1,040       $1,414       $1,077       $  603       $  304
"Fresh Start" depreciation in
 selling, general and administrative            520          707          539          301          152
                                             ------       ------       ------       ------       ------
Total "Fresh Start" depreciation             $1,560       $2,121       $1,616       $  904       $  456
                                             ======       ======       ======       ======       ======

     Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.

(g) Other income (expense), net for fiscal 1997 includes a gain of $1,980 on an insurance settlement associated with a fire at the Company's Belgian facility in July 1993 and for fiscal 1998 includes a gain on the Company's disposition of its investment in Anvil Holdings, Inc. of $31,098.

(h) Interest expense for periods subsequent to June 30, 1993 includes interest on the $150 million note payable to Samsonite issued in connection with Astrum's reorganization. A principal payment of $20 million to Samsonite and a $30 million contribution by Samsonite to equity capital of the Company on December 1, 1994 and January 31, 1995, respectively, reduced the outstanding principal during fiscal 1995. During July 1995, borrowings under a $150 million credit facility entered into by the Company in July 1995 (the "Credit Facility)" were used to repay in full the outstanding balance of the note payable to Samsonite (the "Refinancing").

(i) EBITDA is defined as income before interest, taxes, minority interest and extraordinary item, excluding certain nonrecurring items plus depreciation and amortization. The Company believes that EBITDA provides useful information regarding a company's financial performance. EBITDA should not be considered in isolation or as an alternative to net income, an indicator of the Company's operating performance, or an alternative to the Company's cash flow from operating activities as a measure of liquidity.

                                        January 31,    January 31,    January 31,    January 31,    January 31,
                                        1994           1995           1996           1997           1998    (d)
                                        -----------------------------------------------------------------------
                                                                (Dollars in thousands)
BALANCE SHEET DATA:
Property, Plant and Equipment, Net       $ 68,043        $ 68,974      $ 70,749       $ 78,740        $144,631
Total Assets                              331,035         303,431       292,570        337,362         858,263
Long-Term Debt and Capital Lease
  Obligations (Including Current Debt)    159,404         114,635(a)     48,324(b)      48,645         372,167
Total Liabilities                         278,734         255,187       173,481(b)     163,722         560,235
Stockholders' Equity                       52,301          48,244       119,089(b)     173,640(c)      298,028


(a) During fiscal 1995, a principal payment of $20 million to Samsonite and a $30 million contribution by Samsonite to equity capital of the Company were made on December 1, 1994 and January 31, 1995, respectively, related to the note payable to Samsonite.

(b) During fiscal 1996, the Company completed the sale of 4,025,000 shares of common stock. Net proceeds included in equity capital at January 31, 1996 were approximately $85 million. The Company used such proceeds to repay borrowings under the Credit Facility. Also during fiscal 1996, prior to the Spin-off, Samsonite contributed approximately $5 million to equity capital of the Company.

(c) During fiscal 1997, the Company issued additional shares of common stock upon the exercise of overallotment options granted to underwriters in connection with a secondary public offering of shares of the Company's common stock. The net proceeds included in equity capital at January 31, 1997 were approximately $32 million which includes proceeds from the exercise of stock options by one of the selling stockholders in the offering. In addition, as a result of the exercise of stock options, the Company recognized an income tax benefit of approximately $7.5 million which it recorded as additional paid-in- capital during fiscal 1997.

(d) During fiscal 1998, the Company completed over 35 strategic dealer and complimentary acquisitions with annual revenues of approximately $350 million. Payments for these acquisitions during the year approximated $324 million, financed principally through net borrowings on long-term debt of $284 million and the issuance of common stock. Additionally, the Company had approximately $36 million in capital expenditures associated with a new build, own and operate water treatment facility in the Caribbean, improvements to the Company's management information systems, and the expansion and improvement of various manufacturing operations to support new growth initiatives.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and accompanying notes appearing elsewhere herein. In September 1995, the Company's former parent, Samsonite Corporation, distributed to shareholders all of the Company's then outstanding common stock (the "Spin-off"). The Company's common stock is listed on the New York Stock Exchange ("CUL"). The Company's fiscal year ends on January 31. The following discussion and analysis of results of operations compare (i) the Company's results of operations for fiscal 1998 with the Company's results of operations for fiscal 1997, and (ii) the Company's results of operations for fiscal 1997 with the Company's results of operations for fiscal 1996.


RESULTS OF OPERATIONS

     COMPARATIVE SUMMARY OF OPERATING RESULTS

     As an aid to understanding the Company's operations on a comparative basis, the following presents certain statements of operations and other data for fiscal 1996, 1997 and 1998.

                                                                  Fiscal 1996         Fiscal 1997         Fiscal 1998
                                                                  -----------         -----------         -----------
                                                                        % of Net            % of Net            % of Net
                                                                Dollars   Sales     Dollars   Sales     Dollars   Sales
                                                                ------- --------    ------- --------    ------- --------
                                                                                  (Dollars in millions)
Net Sales                                                      $ 304.5   100.0%    $ 371.0   100.0%    $ 505.7   100.0%
Gross Profit                                                     136.1    44.7%      165.4    44.6%      216.9    42.9%
Selling, General and
 Administrative Expenses                                          95.7    31.4%      113.9    30.7%      146.8    29.0%
Write-off of Goodwill and
 in-process Research and Development                                 -                   -                55.8
Merger and Restructuring Expenses                                    -                   -                 5.2
Amortization of Intangible Assets                                 38.8                17.5                 5.4
                                                               -------             -------             -------

Operating Income                                                   1.6                34.0                 3.6
Gain on Disposition of Investment
 in Affiliate                                                        -                   -                31.1
Other Income, Net (a)                                              2.9                 5.0                 1.8
                                                               -------             -------             -------
Income Before Interest, Taxes, Minority Interest               $   4.5             $  39.0             $  36.5
 and Extraordinary Item                                        =======             =======             =======

Adjusted Income Before Interest, Taxes, Minority Interest
 and Extraordinary Item (b)                                    $  41.8    13.7%    $  52.6    14.2%    $  66.4    13.1%

EBITDA(b)                                                      $  52.7    17.3%    $  64.6    17.4%    $  87.0    17.2%

(a) Other income for fiscal 1997 includes a gain of $2.0 million on an insurance settlement associated with a fire at the Company's Belgian facility in July 1993.

(b) Adjusted income before interest and taxes and EBITDA have been calculated as follows:

                                                         Fiscal
                                          ----------------------------------
                                           1996           1997          1998
                                           ----           ----          ----
                                                  (Dollars in millions)
Income Before Interest, Taxes,
 Minority Interest and Extraordinary
 Item                                     $ 4.5          $39.0         $36.5
Amortization of Reorganization Value
 in Excess of Identifiable Assets          37.3           15.6             -
Write-off of Goodwill and In-Process
 Research and Development                     -              -          55.8
Merger and Restructuring Expenses             -              -           5.2
Gain from Insurance Settlement                -           (2.0)            -
Gain on Disposition of Investment in
Affiliate                                     -              -         (31.1)
                                          -----          -----         -----
Adjusted Income Before Interest, Taxes,
 Minority Interest and Extraordinary
 Item                                      41.8           52.6          66.4
All Other Depreciation and Amortization    10.9           12.0          20.6
                                          -----          -----         -----
EBITDA                                    $52.7          $64.6         $87.0
                                          =====          =====         =====

Adjusted income before interest, taxes, minority interest and extraordinary item and EBITDA should not be considered as an alternative to net income, any other measure of operating performance as determined by generally accepted accounting principles, or as an indicator of the Company's operating performance.


FISCAL 1998 COMPARED TO FISCAL 1997

     Net Sales. The Company recorded record sales for fiscal 1998. Net sales increased $134.7 million, or 36.3%, to $505.7 million for fiscal 1998 from $371.0 million in fiscal 1997. Of the increase in revenues, $115.1 million or 31.0% was attributable to acquisitions, and $37.4 million or 10.1% (before including the unfavorable impact of $17.9 million or 4.8% related to the effects of currency translation and the repositioning of the consumer product line) was attributable to internal core growth.

     In fiscal 1998, household product sales increased $81.8 million, or 40.4%, due primarily to increased sales at Company-owned dealerships in both the U.S. and Europe; the acquisition of the Water Filtration Business of Ametek, Inc. on August 1, 1997, a manufacturer and supplier of point-of-use water filtration and treatment products; the acquisition of a bottled water company in Argentina; the continued growth of drinking and bottled water products in the U.S.; and the issuance of a Trademark License Agreement ("TLA") with Packaged Ice, Inc. These increases were offset by the negative impact of a price repositioning in the consumer faucet-mount product lines and a reduction in sales caused by foreign exchange fluctuations.

     Commercial and industrial product sales increased $52.9 million, or 31.3% primarily due to: increased market penetration of commercial products in the U.S.; led by a full year's impact of the 1997 Culligan Enerserve acquisition, which builds, owns and operates desalination and wastewater treatment systems in the Carribbean; revenues associated with an industrial project in the U.S., the acquisition of various commercial and industrial engineering concerns such as Dewplan in the U.K. and Idracos in Italy, and the Company's recent Protean acquisition.

     Gross Profit. Gross profit increased to $216.9 million in fiscal 1998 from $165.4 million in fiscal 1997, a 31.1% improvement. Gross profit margins decreased to 42.9% in fiscal 1998 from 44.6% in fiscal 1997. This decrease primarily resulted from a shift in product mix due to a large industrial project in the U.S., which has historically had lower margins, price repositioning of consumer faucet mount product lines, inventory write-offs related to the Company's decision to exit the market for the sale of consumer products in the department store and mass merchant channels, and the overall impact of acquisitions of international commercial / industrial operations completed during the second half of fiscal 1997 and during fiscal 1998.

     Selling, General and Administrative ("SG&A"). As a percentage of sales, SG&A was 29.0% in fiscal 1998 as compared to 30.7% in fiscal 1997. This decrease as a percentage of sales was the result of the impact of increased industrial sales which generally carry lower SG&A costs as a percentage of sales, continued cost containment initiatives and the impact of acquired businesses which have, after integration, an SG&A level as a percentage of sales below the Company's historical levels.

     Write-off of Goodwill and in-process R&D. During fiscal 1998, the Company wrote off $33.1 million of in-process R&D purchased in connection with the acquisition of the Water Filtration Business. As of the purchase date, the Water Filtration Business was engaged in ongoing research and development relating to carbon block extrusion technology which is less labor intensive than competing technologies, and a new water filtration product line that is expected to improve the purity of water and flow rates. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which the expected cash flows were discounted, taking into account the costs to complete the projects and the life expectancy of the projects. Both of these projects are proceeding according to schedule. It is estimated that technological and commercial feasibility will be achieved in 6 to 12 months and that development will not require cash expenditures that are material to the results of operations or financial position of the Company. The principal risks associated with successfully completing such in- process R&D is that other competitors may bring a technologically superior product to market. The Company does not believe that the failure to complete such R&D projects would have a material adverse effect on its results of operations or financial position. The existing technology of the Water Filtration Business acquired was included in goodwill and is being amortized over 40 years.

     During fiscal 1998, the, Company wrote-off $19.5 million of in-process R&D purchased in connection with the acquisition of Protean as these projects had not reached technological feasibility and have no alternative use. As of the purchase date, Elga plc, a subsidiary of the continuing operations of Protean, was engaged in the research and development of a series of new water filtration systems that will employ new processes or techniques related to the filtration of tap water for laboratory use. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which the expected cash flows were discounted, taking into account the costs to complete the projects and the life expectancy of such projects. Failure to complete these projects successfully and on time would open the way for competitors to introduce alternative technologies, with consequent implications for Elga's revenues. The projects are proceeding according to schedule and it is estimated that technological and commercial feasibility will be met within the existing timeframes which range from three months to two years. These projects are not expected to require future cash expenditures that are material to the results of operations or financial position of the Company. The existing technology of Protean's continuing operations acquired has been included in goodwill and is being amortized over 40 years.

     During fiscal 1998, Culligan also wrote off the remaining goodwill of $3.2 million arising from the acquisition of UltraPure in January 1996, related to more costly carbon block production technology used prior to the acquisition of the Water Filtration Business. UltraPure was engaged in the business of development, design, production, and sale of molded carbon block and molded filtration devices for liquid filtration. The effect on future operations related to this write down is not expected to be material.

     Merger and Restructuring Charge. During fiscal 1998, the Company recorded a merger and restructuring charge of $5.2 million in connection with the acquisition of the Water Filtration Business and as a result of a decision made by the Company to exit the market for the sale of consumer products in the department store and mass merchant channels so as to focus principally on the "do-it-yourself" (DIY) and hybrid retail markets. The merger and restructuring charge reflects the costs of integrating and streamlining manufacturing, sales, distribution, research and development, and administrative functions, in order to take advantage of more cost effective technology acquired in the acquisition of Water Filtration Business. The merger and restructuring charge also reflects costs resulting from the decision to exit certain retail markets, such as charges against receivables to reflect the fact that the value of these assets diminished as a result of the decision to exit portions of our business. Included in the $5.2 million of merger and restructuring costs are $0.7 million for severance costs related to the elimination of redundant employees, $1.3 million related to the write-off of receivables, $2.5 million related to the write-off of excess property, equipment and other assets (consists principally of fixed assets used in the manufacture of molded carbon block), and $0.7 million representing legal and other professional fees. During fiscal 1998, costs amounting to $4.3 million were charged against the merger and restructuring reserve. Total future cash requirements relating to the merger and restructuring are expected to be immaterial.

     Amortization of Intangible Assets. Amortization of intangible assets decreased by $12.1 million in fiscal 1998. Prior year amortization expense included approximately $15.5 million of "Amortization of Reorganization Value in Excess of Identifiable Assets" attributable to the reorganization of the Company's former parent resulting from "Fresh Start" accounting as required by SOP 90-7. There were no such amounts in fiscal 1998. This decrease was partially offset by the full year impact of amortization of goodwill and other intangibles recorded in connection with the Company's fiscal 1997 acquisitions and amortization of intangibles recorded in connection with acquisitions consummated during fiscal 1998.

     Other Income, Net. The decrease in other income, net from the prior year comparable period was largely due to the inclusion in the prior year of a gain on an insurance settlement of $2.0 million related to a fire at the Company's Belgian facility in July 1993. There were no such amounts in fiscal 1998.

     Gain on Disposition of Investment in Affiliate. Gain on disposition of investment of affiliate in fiscal 1998 relates to the Company's disposal of its investment in Anvil Holdings, Inc. for total cash proceeds of $50.9 million. The transaction which included payment of accrued interest receivable and dividends resulted in a pre-tax gain of $31.1 million. Proceeds were used to reduce outstanding borrowings under the Company's credit facility.

     Adjusted Income Before Interest and Taxes. Adjusted income before interest, taxes, minority interest and extraordinary item increased $13.8 million, or 26.2%, from $52.6 million during fiscal 1997 to $66.4 million in fiscal 1998 due to the reasons described above.

     EBITDA. EBITDA as a percentage of sales decreased to 17.2% in fiscal 1998 as compared to 17.4% in fiscal 1997. Increased sales and the improvement in SG&A as a percentage of sales were offset by the expected decrease in gross profit percentage described above.

     Interest Income (Expenses), Net. Interest expense, net of interest income, increased to $8.1 million in fiscal 1998, from $2.9 million in fiscal 1997 as a result of increased borrowings to fund additional acquisitions that were partially offset by the paydown of debt with proceeds from the Company's disposition of its investment in Anvil Holdings, Inc. and more favorable interest rates resulting under its new credit facilities.

     Income Taxes. The effective tax rate differs from the statutory rate primarily because of the nondeductibility of the amortization of intangibles.


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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating cash requirements consist principally of acquisitions, capital expenditures and working capital requirements. The Company believes that cash flow from operating activities and periodic borrowings under bank credit facilities will be adequate to meet the Company's operating cash requirements in the future.

     Cash provided by operating activities was $7.0 million, $16.5 million, and $13.4 million in fiscal 1998, 1997, and 1996, respectively. The decrease in cash provided by operating activities to $7.0 million in fiscal 1998 from $16.5 million in fiscal 1997 was principally due to improved operating results which was more than offset by increased interest expense, merger and restructuring costs and increased investments in working capital which were required to fund the higher sales volume and new growth initiatives. In fiscal 1997, cash flows from operations were favorably impacted by improved operating results and reduced interest expense, offset by increased investments in working capital.

     Cash utilized for capital expenditures during fiscal 1998, 1997 and 1996 was $35.6 million, $17.0 million, and $8.8 million, respectively. In fiscal 1998, capital expenditures increased over historical levels due to expenditures associated with a new build, own and operate water treatment facility in the Caribbean and the expansion of manufacturing operations to support new growth initiatives. Capital expenditures are expected to continue to be made, as required, for the purpose of maintaining and improving operating facilities and equipment to increase manufacturing efficiencies and enhance the Company's competitiveness and profitability on a worldwide basis.

     During fiscal 1998, the Company received approximately $51 million ($31.1 million, net of tax) in cash proceeds as a result of the disposition of its investment in Anvil Holdings, Inc., which it acquired in January 1995 at a cost of $9 million. The Company used the proceeds received to repay acquisition related indebtedness under its existing credit facility and to fund added growth.

     During fiscal 1998, the Company entered into a securities purchase agreement with Packaged Ice, Inc. ("Packaged Ice") in which the Company purchased $23.5 million of preferred stock and warrants to purchase 1,807,692 shares of Packaged Ice common stock. The dividend rate is 10% and can be paid in cash or additional preferred stock and warrants to acquire additional common stock. The Company's investment is included in other noncurrent assets in the accompanying Consolidated Balance Sheet at January 31, 1998.

     On April 30, 1997, the Company signed a new credit facility to replace a $150 million reducing revolving credit facility. The new credit facility is a $300 million multi- currency revolving credit facility consisting of a $200 million, five-year multi-currency revolving credit facility and a $100 million, 364-day multi-currency revolving credit facility, which at the option of the Company may be converted into a four year amortizing term loan (collectively the "New Credit Facility"). The New Credit Facility provides for unsecured multi-currency borrowings and for the issuance of letters of credit. The New Credit Facility is guaranteed by the Company's principal domestic subsidiaries. Loans under the New Credit Facility bear interest, at the election of the Company, at either a base rate based on (i) the higher of the prime rate or .5% per annum above the Federal Funds rate or (ii) a Eurodollar rate, together with an applicable margin tied to the Company's financial leverage. The New Credit Facility contains certain customary representations and warranties and certain financial and other covenants, including the restrictions on the incurring of indebtedness, the creation of liens, sales of assets, the making of investments and the payment of dividends and repurchases of common stock, as well as certain customary events of default. As of January 31, 1998, the Company had available credit under its New Credit Facility of $12 million. The New Credit Facility is available, among other things, to finance the working capital needs of the Company, fund standby letters of credit, to support international debt, and finance acquisitions.

     On October 21, 1997 the Company established a $100 million line of credit pursuant to a letter agreement (the "Letter Agreement") with the First National Bank of Chicago, maturing on April 21, 1998. Borrowings under the Letter Agreement are guaranteed by the Company's principal domestic subsidiaries and bear interest, at the election of the Company, at either a base rate based on (i) the prime rate or (ii) a fixed rate equal to the sum of
 .65% per annum plus an applicable Eurodollar rate. The Letter Agreement incorporates by reference various representations, warranties, certain financial and other covenants, and events of default set forth in the New Credit Facility. As of January 31, 1998, the Company had available credit under the Letter Agreement of $44 million. The Company intends to use the Letter Agreement to finance future acquisitions, and for general corporate purposes.

        On March 10, 1998, the Company entered into four letter agreements (the "New Letter Agreements") with various financial institutions to establish a 364-day line of credit in the aggregate amount of $200 million. The Company drew initial borrowings under the New Letter Agreements to replace indebtedness outstanding under the Letter Agreement discussed above. The Company intends to use the New Letter Agreements to fund future acquisitions, capital expenditures and working capital needs of the Company. Loans made under the New Letter Agreements bear interest, at the election of the Company, at either (i) the prime rate or (ii) a Eurodollar rate plus .75% per annum. The New Letter Agreements incorporate by reference various representations, warranties, certain financial and other covenants, and events of default set forth in the New Credit Facility.

     During fiscal 1998, the Company completed a number of acquisitions of businesses which complement existing products and operations of the Company for an aggregate cash purchase price of approximately $323.7 million, including the assumption of debt, which have been primarily financed through borrowings under the New Credit Facility and Letter Agreement. The Company intends to continue to make acquisitions as part of its business strategy and presently expects to finance these activities either by internally generated funds, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. No assurance can be given, however, with respect to the financial or business effect of any possible future acquisitions.

     The Company's principal non-U.S. operations are located in Western
Europe, the economies of which are not considered to be highly inflationary.
The Company's subsidiaries in Spain, Italy and Belgium are subject to currency fluctuations because these subsidiaries have monetary assets and liabilities denominated in other than their respective local currencies. It is the Company's policy not to speculate in non-U.S. currencies, but rather to hedge against currency changes by using bank borrowings by its non-U.S. subsidiaries to reduce the extent to which its monetary assets are at risk. From time to time, the Company has entered into forward exchange contracts in order to hedge its exposure on certain intercompany transactions. As of January 31, 1998, the Company had three forward exchange contracts outstanding. The contracts, for an aggregate of $3.3 million, mature during fiscal 1999. Identifiable assets of the Company's non-U.S. subsidiaries translated at January 31, 1998 exchange rates were approximately $378.5 million at January 31, 1998, an increase of approximately 318% from January 31, 1997.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Implementation of Statement 128 is required for periods ending after December 15, 1997, Statement 128 establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. The Company adopted Statement 128 during the fourth quarter of fiscal 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement 130"). Implementation of Statement 130 is required for periods beginning after December 15, 1997. Statement 130 establishes standards to report and display comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company is currently evaluating this standard and expects to adopt the Statement in its financial statements for the first quarter of the fiscal year ending January 31, 1999.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Implementation of Statement 131 is required for periods beginning after December 15, 1997. Statement 131 establishes standards for the way companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating this standard and expects to adopt the Statement in its financial statements for the fiscal year ending January 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by Item 8 and included in this Report are listed in the Index to Consolidated Financial Statements appearing on page F-1 and are incorporated by reference herein.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                   PART III

ITEM 10, 11, 12 and 13.

     See, "Item 1 - Executive Officers of the Company" for certain information concerning the Company's officers required by Item 10. The other information required by Items 10, 11,12, and 13 will be furnished by amendment hereto on or prior to May 31, 1998 or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A with the Securities and Exchange Commission on or prior to May 31, 1998.

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

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
2.1 Distribution Agreement, dated as of July 14, 1995, between Samsonite and the Company.(1)

3.1            Restated Certificate of Incorporation.(1)

3.2            Amended and Restated By-Laws.(1)

4.1 Rights Agreement between the Company and the First National Bank of Boston as Rights Agent.(2)

4.2 Amendment No. 1 dated as of August 27, 1997 between the Company and American Stock Transfer and Trust Company as successor Rights Agent to the Rights Agreement dated as of September 13, 1996 between the Company and First National Bank of Boston.(5)

4.3 Amendment, dated as of February 9, 1998, to the Rights Agreement, dated as of September 13, 1996 by and between Culligan Water Technologies, Inc. and American Stock Transfer and Trust (as Rights Agent), as heretofore amended.(6)

10.1 Credit Agreement dated as of April 30, 1997 (the "Credit Agreement") among the Borrowers, as defined therein, Bank of America Illinois, as an

               Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender, Harris Trust Savings Bank, as Documentation Agent, The First National Bank of Chicago, as Syndication Agent, and the financial institutions party thereto.(4)

10.2 Short-Term Credit Agreement Dated as of April 30, 1997 (the "Short-term Credit Agreement") among the Borrowers, as defined therein, Bank of America Illinois, as an Administrative Agent, Swing Line Lender and Letter of Credit Issuing Lender, Harris Trust Savings Bank, as Documentation Agent, The First National Bank of Chicago, as Syndication Agent, and the financial institutions party thereto. (4)

10.3           Amendment dated February 13, 1998 to the Credit Agreement.(9)

10.4           Amendment dated February 13, 1998 to the Short Term Credit
               Agreement.(9)

10.5 Letter Agreement dated as of March 3, 1998 and related other agreements between the Company and The First National Bank of Chicago.(9)

10.6 Letter Agreement dated as of March 10, 1998 and related other agreements between the Company and Bank of America.(9)

10.7 Letter Agreement dated as of March 10, 1998 and related other agreements between the Company and Bank of Montreal.(9)

10.8 Letter Agreement dated as of March 10, 1998 and related other agreements between the Company and Credit Lyonnais.(9)

10.9           Form of Amended and Restated 1995 Stock Option and Incentive
               Award Plan.(7)

10.10          Form of 1997 Stock Option And Incentive Award Plan.(8)

10.11          Amendment No. 1, dated as of January 31, 1997 (the
               "Amendment"), by and between Culligan Water Technologies, Inc., and Douglas A. Pertz to the Employment Agreement dated as of December 15, 1994, by and between Culligan International Company and Douglas A. Pertz.(4)

10.12 Employment Agreement dated as of February 1, 1997, by and between Culligan Water Technologies, Inc. and Douglas A. Pertz.(4)

10.13 Tax Sharing Agreement, dated as of July 14, 1995, between Samsonite and the Company.(1)

10.14          Culligan Supplemental Retirement Plan, dated July 1, 1991.(1)

10.15          Amended and Restated Registration Rights Agreement.(3)

10.16 Form of Indemnification Agreement entered into or to be entered into by the Company with each of its officers and directors.(1)

10.17 Amended and Restated Agreement and Plan of Merger dated as of February 5, 1997 among Culligan Water Technologies, Inc., Culligan Water Company, Inc., Ametek, Inc., and Ametek Aerospace Products, Inc.(4)

10.18 Agreement and Plan of Merger, dated as of February 9, 1998, among Culligan Water Technologies, Inc., United States Filter Corporation, and Palm Water Acquisition Corp.(6)

10.19 Support/Voting Agreement, dated as of February 9, 1998 between United States Filter Corporation and Apollo Investment Fund, LP.(6)

10.20 Support/Voting Agreement, dated as of February 9, 1998 between United States Filter Corporation and Lion Advisors, LP.(6)

21.1           List of Subsidiaries.(9)

27.1           Financial Data Schedule.(9)

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-26630).
(2) Incorporated by reference to the Company's Annual Report on Form 10K for the year ended January 31, 1996.
(3) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on September 16, 1996.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 1997.
(7) Incorporated by reference to the Company's Proxy Statement on Schedule 14A dated April 30, 1996.
(8) Incorporated by reference to the Company's Proxy Statement on Schedule 14A dated May 14, 1997.
(9) Filed herewith


(b)  Reports on Form 8-K

The Company filed four Current Reports on Form 8-K during the quarter ended January 31, 1998, and to date as follows:

     November 4, 1997    Item 5.  Press Release
     November 21, 1997   Item 5. Summary of Results for the Third Quarter and
                         Nine Months ended October 31, 1997
     December 12, 1997   Item 2.  Acquisition or Disposition of Assets (as
                         amended on Form 8-K/A dated February 17, 1998)
     February 10, 1998   Item. 2.  Acquisition or Disposition of Assets

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

                                   CULLIGAN WATER TECHNOLOGIES, INC.
                                   (Registrant)
Dated:  May 1, 1998

                                   By: /s/ Douglas A. Pertz
                                      ---------------------------------------
                                        Douglas A. Pertz
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 1, 1998 by the following persons on behalf of the registrant in the capacities indicated.

Signature                          Title
---------                          -----


/s/ Douglas A. Pertz     President and Chief Executive Officer
----------------------   and Director
Douglas A. Pertz


/s/ Michael E. Salvati   Vice President, Finance and Chief
----------------------   Financial Officer (principal financial
Michael E. Salvati       and accounting officer)



/s/ Andrew D. Africk     Director
----------------------
Andrew D. Africk


/s/ R. Theodore Ammon    Director
----------------------
R. Theodore Ammon

/s/ Bernard Attal        Director
----------------------
Bernard Attal


/s/ Leon D. Black        Director
----------------------
Leon D. Black


/s/ Robert H. Falk       Director
----------------------
Robert H. Falk


/s/ Michael Fisch        Director
----------------------
Michael Fisch


/s/ Mark H. Rachesky     Director
----------------------
Mark H. Rachesky


/s/ Robert L. Rosen      Director
----------------------
Robert L. Rosen


/s/ Marc J. Rowan        Director
----------------------
Marc J. Rowan


/s/ Stephen J. Solarz    Director
----------------------
Stephen J. Solarz


/s/ Carl Spielvogel      Director
----------------------
Carl Spielvogel

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of January 31, 1997 and 1998             F-3

Consolidated Statements of Operations for the years ended
        January 31, 1996, 1997 and 1998                                 F-4

Consolidated Statements of Changes in Stockholders' Equity
        for the years ended January 31, 1996, 1997 and 1998             F-5

Consolidated Statements of Cash Flows for the years ended
        January 31, 1996, 1997 and 1998                                 F-6

Notes to Consolidated Financial Statements                              F-7

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Culligan Water Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Culligan Water Technologies, Inc. and subsidiaries as of January 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1998. These consolidated financial statements are the responsibility of the management of Culligan Water Technologies, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Culligan Water Technologies, Inc. and subsidiaries as of January 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles.


                            KPMG Peat Marwick LLP



April 7, 1998
Chicago, Illinois

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)



                                                                      January 31,     January 31,
        ASSETS                                                           1997            1998
        ------                                                        -----------     -----------
Current Assets:
        Cash and Cash Equivalents                                      $  8,984        $ 14,293
        Restricted Cash                                                      --           3,287
        Accounts and Notes Receivable, Net of Allowance
        for Doubtful Accounts of $5,695 and $7,387
        in 1997 and 1998, respectively                                   80,843         132,923
        Inventories                                                      47,213          74,740
        Deferred Income Taxes                                            10,964          16,213
        Net Assets of Discontinued Operations                                --         106,743
        Prepaid Expenses and Other Current Assets                         4,650           3,541
                                                                       --------        --------
        Total Current Assets                                            152,654         351,740
                                                                       --------        --------
Property, Plant, and Equipment, Net                                      78,740         144,631
Intangible Assets, Less Accumulated Amortization
        of $117,671 and $178,914 in 1997 and 1998, respectively          76,883         312,699
Other Noncurrent Assets                                                  29,085          49,193
                                                                       --------        --------
        Total Assets                                                   $337,362        $858,263
                                                                       ========        ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current Liabilities:
        Accounts Payable                                               $ 23,867        $ 39,470
        Accrued Expenses                                                 36,950          90,533
        Short-Term Debt and Current Maturities of Long-Term Debt         12,414          34,610
                                                                       --------        --------
        Total Current Liabilities                                        73,231         164,613
                                                                       --------        --------
Long-Term Liabilities:
        Long-Term Debt                                                   36,231         337,557
        Noncurrent and Deferred Income Taxes                             29,805          30,703
        Other Noncurrent Liabilities                                     24,455          25,171
                                                                       --------        --------
                Total Long-Term Liabilities                              90,491         393,431
                                                                       --------        --------
Minority Interest                                                            --           2,191
                                                                       --------        --------
Stockholders' Equity:
        Common Stock ($.01 Par Value; 60,000,000 Shares Authorized;
        21,342,957 and 25,814,543 Shares Issued and Outstanding
                at January 31, 1997 and 1998, respectively)                 213             258
        Additional Paid-In Capital                                      235,894         367,602
        Retained Deficit                                                (61,780)        (63,879)
        Foreign Currency Translation Adjustment                            (687)         (5,953)
                                                                       --------        --------
        Total Stockholders' Equity                                      173,640         298,028
                                                                       --------        --------
        Total Liabilities and Stockholders' Equity                     $337,362        $858,263
                                                                       ========        ========

         See Accompanying Notes to Consolidated Financial Statements.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Year Ended        Year Ended     Year Ended
                                                                 January 31,       January 31,    January 31,
                                                                    1996              1997           1998
                                                                 -----------       -----------    -----------
Net Sales                                                        $   304,502       $   371,018   $   505,744
Cost of Goods Sold                                                   168,363           205,581       288,851
                                                                 -----------       -----------   -----------
        Gross Profit                                                 136,139           165,437       216,893
Selling, General, and Administrative                                  95,723           113,932       146,807
Write-off of Goodwill and In-process
        Research and Development                                          --                --        55,803
Merger and Restructuring Expenses                                         --                --         5,236
Amortization of Intangible Assets                                     38,802            17,522         5,440
                                                                 -----------       -----------   -----------
        Operating Income                                               1,614            33,983         3,607

Interest Income                                                        1,576             2,633         1,765
Interest Expense on Indebtedness to Former Parent                     (5,207)               --            --
Interest Expense--Other                                               (7,219)           (5,490)       (9,903)
Other, Net                                                             2,867             5,023        32,888
                                                                 -----------       -----------   -----------
        Income (Loss) Before Income Taxes, Minority
        Interest and Extraordinary Item                               (6,369)           36,149        28,357
Income Taxes                                                          14,910            20,264        32,638
Minority Interest                                                         --                --           919
                                                                 -----------       -----------   -----------

        Net Income (Loss) before Extraordinary Item              $   (21,279)      $    15,885   $    (5,200)

Extraordinary Item (Net of Tax Benefit of $272)                           --                --          (422)
                                                                 -----------       -----------   -----------

        Net Income (Loss)                                        $   (21,279)      $    15,885   $    (5,622)
                                                                 ===========       ===========   ===========

Basic Income (Loss) Per Share:
        Income (Loss) before Extraordinary Item                  $     (1.30)      $      0.78   $     (0.22)
        Extraordinary Item                                                --                --         (0.02)
                                                                 -----------       -----------   -----------
        Net Income (Loss) Per Share                              $     (1.30)      $      0.78   $     (0.24)
                                                                 ===========       ===========   ===========

        Weighted Average Shares Of Common Stock Outstanding       16,311,426        20,356,046    23,444,322
                                                                 ===========       ===========   ===========

Diluted Income (Loss) Per Share:
        Income (Loss) Before Extraordinary Item                        (1.30)      $      0.74         (0.22)
        Extraordinary Item                                                --                --         (0.02)
                                                                 -----------       -----------   -----------
        Net Income (Loss) Per Share                                    (1.30)      $      0.74         (0.24)
                                                                 ===========       ===========   ===========

        Weighted Average Shares Of Common Stock Outstanding       16,311,426        21,374,672    23,444,322
                                                                 ===========       ===========   ===========

         See Accompanying Notes to Consolidated Financial Statements.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)

                                                   Common Stock                                      Foreign
                                                -----------------   Additional      Retained        Currency          Total
                                                            Par      Paid-in        Earnings       Translation     Stockholders'
                                                Shares      Value    Capital        (Deficit)      Adjustment         Equity
                                                ------      -----   ----------      ---------      -----------     -------------
Balance at  January 31, 1995                  15,889,450     $159    $105,815      $  (56,386)     $  (1,344)       $  48,244
    Capital Contribution from
        Former Parent                                 --       --       4,785              --             --            4,785
    Sale of Common Stock                       4,025,000       40      94,547              --             --           94,587
    Costs of Issuance and Distribution                         --      (9,191)             --             --           (9,191)
    Net Loss                                                   --          --         (21,279)            --          (21,279)
    Foreign Currency Translation
        Adjustment, Net                                        --          --              --          1,943            1,943
                                             --------------------------------------------------------------------------------

Balance at January 31, 1996                   19,914,450      199     195,956         (77,665)           599          119,089
    Sale of Common Stock                         749,239        7      28,183              --             --           28,190
    Costs of Issuance and Distribution                                 (1,584)             --             --           (1,584)
    Exercise of Stock Options                    679,268        7       5,784              --             --            5,791
    Income Tax Benefit from Exercise
           Of Stock Options                                    --       7,555              --             --            7,555
    Net Income.                                                --          --          15,885             --           15,885
    Foreign Currency Translation
        Adjustment, Net                                        --          --              --         (1,286)          (1,286)
                                             --------------------------------------------------------------------------------


Balance at January 31, 1997                   21,342,957      213     235,894         (61,780)          (687)         173,640
    Costs of Issuance and Distribution.                                    25              --             --               25
    Exercise of Stock Options                     56,800       --         735              --             --              735
    Income Tax Benefit from Exercise
        Of Stock Options                              --       --         598              --             --              598
    Shares Issued Pursuant to
        Directors' Stock Plan                      6,974       --         274              --             --              274
    Issuance of Common Stock
        in Connection With
        Acquisitions                           4,407,812       45     130,076           3,523             --          133,644
    Net Loss                                          --       --          --          (5,622)            --           (5,622)
    Foreign Currency Translation
        Adjustment, Net                               --       --          --              --         (5,266)          (5,266)
                                             --------------------------------------------------------------------------------

Balance at January 31, 1998                   25,814,543     $258    $367,602        $(63,879)       $(5,953)        $298,028
                                             ================================================================================

         See Accompanying Notes to Consolidated Financial Statements.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                          Year Ended    Year Ended   Year Ended
                                                          January 31,   January 31,  January 31,
                                                             1996          1997         1998
                                                          -----------   -----------  -----------
Cash Flows from Operating Activities:
    Net Income (Loss)                                      $(21,279)    $ 15,885    $  (5,622)
    Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operating Activities:
        Write-off of Goodwill and In-process R&D                 --           --       55,803
        Depreciation                                          9,409       10,091       15,161
        Amortization.                                        38,802       17,522        5,440
        (Gain)/Loss on Sales of Assets                         (295)        (382)          26
        Gain on Disposition of Investment in Affiliate           --           --      (31,098)
        Insurance Settlement                                     --       (1,980)          --
        Deferred Income Taxes                                   255         (299)      (5,670)
    Changes in Assets and Liabilities:
        Receivables, Net                                     (5,845)     (10,230)     (12,409)
        Inventories                                           3,575       (6,626)      (7,998)
        Other Current Assets.                                (1,659)        (636)       5,015
        Accounts Payable and Accrued Expenses                (6,962)         345       (3,887)
        Other, Net                                           (2,635)      (7,157)      (7,808)
                                                           --------     --------    ---------

    Net Cash Provided by Operating Activities                13,366       16,533        6,953
                                                           --------     --------    ---------

Cash Flows from Investing Activities:
    Proceeds from Sales of Assets                             2,093        6,323        2,219
    Proceeds from Insurance Settlement                           --        4,500           --
    Proceeds from Disposition of Investment in Affiliate         --           --       50,897
    Capital Expenditures                                     (8,841)     (17,043)     (35,528)
    Payments for Acquisitions                               (13,872)     (20,745)    (216,912)
    Net Assets of Discontinued Operations                        --           --     (106,743)
    Restricted Cash Held in Escrow for Protean Acquisition       --           --       (3,287)
                                                           --------     --------    ---------
        Net Cash Used in Investing Activities               (20,620)     (26,965)    (309,354)
                                                           --------     --------    ---------

Cash Flows from Financing Activities:
    Net Proceeds from Sale of Common Stock                   85,396       26,606           25
    Proceeds from Exercise of Stock Options                      --        5,791          735
    Funding to Former Parent, Net                          (111,125)      (6,743)          --
    Net Borrowings (Repayments) of Long-term Debt            32,616      (11,165)     284,460
    Net Short-term Borrowings (Repayments)                   (2,099)       1,336       23,339
                                                           --------     --------    ---------
        Net Cash Provided by Financing Activities             4,788       15,825      308,559
                                                           --------     --------    ---------

Effect of Foreign Exchange Rate Changes on Cash                 417         (286)        (849)
                                                           --------     --------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents         (2,049)       5,107        5,309
Cash and Cash Equivalents at Beginning of Year                5,926        3,877        8,984
                                                           --------     --------    ---------
Cash and Cash Equivalents at End of Year                  $   3,877     $  8,984    $  14,293
                                                           ========     ========    =========
Supplemental Disclosures of Cash Flow Information:
    Cash Paid During the Year for:
    Interest (Including to Former Parent)                 $  12,149     $  5,236    $   6,980
    Income Taxes (Excluding to Former Parent).            $   8,086     $ 12,618    $  37,064
Supplemental Schedule of Noncash Financing Activities:
    Former Parent Contribution to Equity Capital          $   4,785     $     --    $      --


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

The Consolidated Balance Sheets as of January 31, 1997 and 1998 and
Consolidated Statements of Operations and Cash Flows for the years ended January 31, 1996, 1997 and 1998 include the continuing impact of the recapitalization.

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

Revenues and profits on long-term contracts, performed over extended periods of time, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars incurred and related billings from outside vendors. Revenues and profits on long-term contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

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

        Buildings and improvements              3 to 40 years
        Furniture and fixtures                  4 to 10 years
        Machinery and equipment                 3 to 10 years


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

        Reorganization value in excess of
         identifiable assets                          3 years
        Tradenames                                   40 years
        Goodwill                               10 to 40 years
        Other intangible assets                 3 to 40 years

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

Computer Software

In 1998, the Company began capitalizing certain costs of computer software developed or obtained for internal use. The amount capitalized as of January 31, 1998, was $797 million. If such costs were capitalized in prior years, the effect would not have been material. Software assets are classified as property, plant and equipment and will be amortized over periods up to seven years.

Research and Development

Research and development costs are expensed during the year in which such costs are incurred and amounted to approximately $3,221, $3,212 and $4,082 for the years ended January 31, 1996, 1997 and 1998, respectively.

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

Insurance

The Company retains risks for workers' compensation, automobile and general liability up to $250 per individual claim. Culligan purchases excess workers compensation, automobile and general liability coverage for individual claims in excess of $250.

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share", in 1998. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board
(APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon the conversion of stock options to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. SFAS 128 was required to be adopted by the Company in fiscal 1998 and earnings per share for prior periods have been restated in accordance with SFAS 128. The only reconciling item related to the numerators and denominators of the basic and diluted earnings per share calculations is the dilutive impact of stock options for the year ended January 31, 1997 in the amount of 1,018,626 shares on the denominator.

Employee Stock Options

The Company accounts for employee stock options under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accounting for the issuance of stock options under the provisions of APB Opinion No. 25 typically does not result in compensation expense for the Company as the exercise price of options are normally established at the market price of the Company's common stock on the date granted.

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

Reclassifications

Certain reclassifications were made to the prior periods' financial statements in order to conform with the 1998 presentation.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(2) INVENTORIES

Inventories at January 31, 1997 and 1998 consisted of the following:

                                  1997     1998
                                -------  -------
        Raw materials           $19,137  $15,499
        Work in process           7,788    8,947
        Finished goods           20,288   50,294
                                -------  -------
        Total                   $47,213  $74,740
                                =======  =======

(3) PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at January 31, 1997 and 1998 consisted of the following:

                                          1997        1998
                                        --------    --------
        Land and land improvements      $ 21,113    $ 22,639
        Buildings                         28,289      45,820
        Machinery and equipment           51,132     121,423
                                        --------    --------
                                         100,534     189,882
        Less accumulated depreciation    (21,794)    (45,251)
                                        --------    --------
        Total                           $ 78,740    $144,631
                                        ========    ========

(4) ACQUISITIONS, DISCONTINUED OPERATIONS AND DIVESTITURES

Acquisitions and Discontinued Operations

In August, 1997 the Company completed a $157 million acquisition of the Water Filtration Business of Ametek, Inc. (the "Water Filtration Business"), by merging a wholly owned subsidiary of the Company into Ametek, Inc. immediately following the spin-off of Ametek's non-water filtration operations. As a result of the merger, which was accounted for under the purchase method, each share of Ametek common stock was converted into the right to receive .105 shares of common stock of the Company (or an aggregate of 3,466,667 shares of the Company's common stock resulting in additional paid in capital of $129.3 million) and cash in lieu of fractional shares. The Water Filtration
Business, located in Sheboygan Wisconsin, manufactures and markets point of use water filtration and treatment products and is a leading supplier in the do-it-yourself, plumbing wholesale and commercial/industrial water treatment markets. The excess of fair value of net assets acquired of $94.5 million is being amortized on a straight-line basis over 40 years. The acquisition includes $33.1 million of purchased in-process research and development which was charged to expense during the year ended January 31, 1998 since the technology had not reached technological feasibility and was determined to have no alternative future use.

On December 2, 1997, the Company declared its cash offer of approximately $174 million to acquire all of the outstanding shares of Protean plc ("Protean"), a United Kingdom corporation, unconditional in all respects. As of December 2, 1997, the Company owned or received valid acceptances for an aggregate of 97.9% of Protean's outstanding shares. Subsequent thereto, Culligan acquired the remaining outstanding shares of Protean in accordance with United Kingdom law and Protean became a wholly owned subsidiary of the Company. Protean is engaged in the design, manufacture and sale of water purification equipment sold primarily to commercial and industrial customers and analytical and thermal equipment.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

In connection with the acquisition, the Company decided to divest the Analytical and Thermal Equipment Division of Protean within the next 12 months as these businesses do not fit the Company's long-term strategic objectives. This Division consists of eight operating units involved in the manufacture and sale of analytical and thermal equipment and consumables principally for use in medical, academic, research and industrial laboratories worldwide. These operations are reflected as discontinued operations for all periods presented in the accompanying combined financial statements at the estimated proceeds from the sale of such operations plus the estimated cash flows during the holding period less the estimated interest on debt associated with the discontinued operations. The results of operations of the discontinued operations of Protean included in the Net Assets of Discontinued Operations are not material to the Consolidated Statements of Operations.

The acquisition of Protean has been accounted for as a purchase and, accordingly, the results of Protean's continuing operations are included in the Company's consolidated statements of income from the date of acquisition. The fair market value of Protean's assets and liabilities from continuing operations has been included in the Consolidated Balance Sheet at January 31, 1998. The excess of fair value of continuing net assets acquired of $40.4 million is being amortized on a straight-line basis over 40 years. The acquisition includes $19.5 million of purchased in-process research and development which was charged to expense during the year ended January 31, 1998 since the technology had not reached technological feasibility and was determined to have no alternative future use.

Summarized below are the unaudited pro forma results of operations of the Company as though the Water Filtration Business of Ametek, Inc. and the continuing operations of Protean had been acquired at the beginning of the Company's fiscal year ended January 31, 1997:

                             January 31, 1997    January 31, 1998
                             ----------------    ----------------
                           (In thousands, except per share data)
Revenues:                       $  500,490          $596,066

Net Income:                     $   17,725          $ (4,755)

Basic Income per share          $     0.74          $  (0.19)
Diluted Income per share        $     0.71          $  (0.19)

On September 30, 1997, the Company acquired all of the outstanding capital stock of the R&S McCoy Corporation, Florida Bottled Water Company, McCoy Transport, Inc., H2O Ventures, Inc. and Gold Coast Water Technologies, Inc. (collectively, referred to as "McCoy"), in a $16,865 transaction accounted for by the pooling of interests method. Additionally, in January 1998, the Company acquired all of the outstanding common stock of two franchise dealerships in New England and Ohio for approximately $26,363 accounted for by the pooling of interests method. The Company issued 941,145 shares of common stock for these three poolings. The effect of these poolings are not material to the Company's operations and accordingly, prior years' financial statements have not been restated.

On April 1, 1997, the Company acquired a 51% interest in Sparkling S.A. ("Sparkling"), a bottled water company based in Buenos Aires, Argentina for a purchase price of approximately $19.5 million. An additional 29% was acquired on October 1, 1997 for an amount to be determined based on financial performance for the twelve months ended March 31, 1998. The Company will purchase the remaining 20% on March 31, 1999 at a price to be determined based on Sparkling's financial performance for the twelve months ending March 31, 1999. Sparkling provides the Company with a strong, well established presence in the Argentine market.

During the year ended January 31, 1998, the Company completed several other acquisitions of businesses which complement existing products and operations of the Company for approximately $90,924 of cash and $7,620 of notes payable. These acquisitions have been accounted for under the purchase method of accounting and the results of these acquired businesses have been included in the Consolidated Statements of Operations from the dates of acquisition. The excess of fair value of net assets acquired is being amortized on a straight-line basis over 40 years.

During the year ended January 31, 1997, the Company completed a number of acquisitions for approximately $20,745 of cash and $11,203 of notes payable. These acquisitions have been accounted for under the purchase method of accounting and the results of these acquired businesses have been included in the Consolidated Statements of Operations from the dates of acquisition. The excess of fair value of net assets acquired is being amortized on a straight-line basis over 40 years.

During fiscal 1998, the Company entered into a securities purchase agreement with Packaged Ice, Inc. ("Packaged Ice") in which the Company purchased $23.5 million of preferred stock and warrants to purchase 1,807,692 shares of Packaged Ice common stock. The dividend rate is 10% and can be paid in cash or additional preferred stock and warrants to acquire additional common stock. The Company's investment is included in other noncurrent assets in the accompanying Consolidated Balance Sheet at January 31, 1998.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Divestitures

On March 15, 1997, the Company disposed of its investment in Anvil Holdings, Inc. for total cash proceeds of $50,897. The transaction, which included payment of accrued interest receivable and dividends resulted in a pre-tax gain of approximately $31,098 which is included in other income in the Consolidated Statement of Operations for the year ended January 31, 1998. Proceeds from this transaction were used to reduce outstanding borrowings under the Company's credit facility.

(5) RESTRUCTURING AND ASSET WRITE-DOWN

Restructuring

As a result of the acquisition of Ametek's Water Filtration Business on August 1, 1997 and the subsequent decision made by the Company in the quarter to exit the market for the sale of consumer products in the department store and mass merchant channels, the Company recorded a merger and restructuring charge of $5.2 million during the year ended January 31, 1998. The merger and restructuring charge reflects the costs of integrating and streamlining manufacturing, sales, distribution, research and development, and administrative functions completed during the third quarter in the Company's point-of-use business. Included in the $5.2 million merger and restructuring charge are $0.7 million for severance costs related to the elimination of redundant employees, $1.3 million related to the write-down of receivables aggregating $3.1 million in the Consumer Products Division, $2.5 million related to the write-down of excess property, equipment and other assets, and $0.7 million representing legal and other professional fees. The property, equipment and other assets consist principally of fixed assets used in the manufacture of molded carbon block, of which approximately $0.5 million was acquired in the acquisition of UltraPure in January 1996 and the balance of which relates to property and equipment of the Company's Everpure and Consumer Products businesses. The value of these fixed assets is considered to be impaired as a result of improved extruded carbon block technology acquired in the acquisition of Ametek's Water Filtration Business in August 1997. These assets are not expected to generate any significant future cash flows and have therefore been written-down to estimated salvage value, which is not material. The write-down of these assets is not expected to have a material effect on future operations. In addition to the $5.2 million merger and restructuring charge, the Company recorded a charge of $4.2 million to cost of goods sold to write down excess inventory and to establish reserves for excess purchase commitments that resulted from the Company's restructuring plan. Total future cash requirements relating to the merger and restructuring are not expected to be material.

Asset Write-Down

The Company wrote-off $3,170 of goodwill pertaining to the Company's UltraPure operations as a result of improved technology acquired in the acquisition of Ametek's Water Filtration Business. Because the UltraPure technology was abandoned in favor of technology acquired in the acquisition of the Water Filtration Business, the Company does not expect significant future cash flows from the UltraPure operations. As a result, the goodwill associated with the UltraPure acquisition was written off.

(6) INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization, at January 31, 1997 and 1998 consist of the following:

                                   1997     1998
                                 -------  --------
        Trademarks               $44,160  $ 42,947
        Goodwill                  26,424   259,252
        Other intangible assets    6,299    10,500
                                 -------  --------
        Total.                   $76,883  $312,699
                                 =======  ========

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Amortization of intangible assets consists of the following:

                                                             Year       Year        Year
                                                 Expected    Ended      Ended       Ended
                                                  Useful  January 31, January 31, January 31,
                                                   Life      1996        1997        1998
                                                 -------- ----------- ----------- -----------
                                                  (years)
        Amortization of reorganization value in
          excess of identifiable assets              3      $37,322     $15,551    $     --
        Amortization of trademarks and other
          "Fresh Start" intangibles                 40        1,300       1,300       1,300
                                                             -------     -------    --------
        "Fresh Start" amortization                           38,622      16,851       1,300
        Amortization of goodwill                 10 to 40       158         504       3,784
        Amortization of other intangibles          3 to 9        22         167         356
                                                            -------     -------    --------
            Total                                           $38,802     $17,522    $  5,440
                                                            =======     =======    ========

"Fresh Start" amortization represents the expense arising from the adoption of "Fresh Start" accounting in accordance with SOP 90-7.

(7) ACCRUED EXPENSES

Accrued expenses at January 31, 1997 and 1998 consist of the following:

                                                           1997      1998
                                                         -------   -------
        Accrued wages and other compensation             $15,512   $20,402
        Accrued professional fees                          2,153    10,021
        Deferred income                                    3,502     8,323
        Accrued warranty expense                           1,365     4,153
        Accruals for claims in litigation (see Note 16)    3,312     1,122
        Other                                             11,106    46,512
                                                         -------   -------
            Total                                        $36,950   $90,533
                                                         =======   =======

(8) FINANCING ARRANGEMENTS

The Company's debt at January 31, 1997 and 1998 is summarized as follows:

                                                     1997                 1998
                                  Current      ------------------   ------------------
                                  Interest
                                   Rates       Current  Long-Term   Current  Long-Term
                                  --------     -------  ---------   -------  ---------
        Notes payable to banks   4.0 - 10.0%   $ 9,549   $29,294    $31,762   $328,779
        Other                    6.5 - 12.0%     2,865     6,937      2,848      8,778
                                               -------   -------    -------   --------
          Total                                $12,414   $36,231    $34,610   $337,557
                                               =======   =======    =======   ========

Principal payments for each of the years ending January 31, 1999, through the year 2003 and thereafter are $34,610, $61,618, $4,767, $264,908, $2,889 and
$3,375, respectively.

On April 30, 1997, the Company signed a new credit facility to replace its existing $150 million reducing revolving credit facility (the "New Credit Facility"). The Company borrowed $37.8 million under the new facility to repay outstanding indebtedness under previous financing arrangements

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


in May 1997. The New Credit Facility is a $300 million multi-currency revolving credit facility consisting of a $200 million, five-year multi-currency revolving credit facility and a $100 million, 364-day multi-currency revolving credit facility, which at the option of the Company may be converted into a four year amortizing term loan. The New Credit Facility provides for unsecured multi-currency borrowings and the issuance of letters of credit. The New Credit Facility is guaranteed by the Company's principal domestic subsidiaries. Loans under the New Credit Facility bear interest, at the election of the Company, at either a base rate based on (i) the higher of the prime rate or .5% per annum above the Federal Funds Rate or (ii) a Eurodollar rate, together with an applicable margin tied to the Company's financial leverage. As of February 13, 1998 the New Credit Facility was amended (the "Amended Credit Facility") to modify certain covenants and lessen restrictions on the incurrence of debt outside the Amended Credit Facility, guarantees, and certain other matters. The Amended Credit Facility contains customary representations and warranties and certain financial and other covenants as well as customary events of default including, but not limited to, payment defaults, breaches of covenants or representations, or insolvency. The
364-day multi-currency revolving portion of the Amended Credit Facility was subsequently extended and currently matures at April 28, 1999. At January 31, 1998, the weighted average interest rate on borrowings under the Credit
Facility was 6.58% per annum. Of the $287,797 outstanding under the New Credit Facility, $141,298 is denominated in British Pound Sterling which is intended to hedge the Company's investment in Protean.

In connection with the signing of the New Credit Facility, the Company was required to write-off certain capitalized costs associated with the previous credit facility. The write-off of $694, net of an applicable tax benefit of $272, is reflected as an extraordinary item on the Consolidated Statement of Operations for the year ended January 31, 1998.

On October 21, 1997, the Company established a $100 million line of credit pursuant to a letter agreement (the "Letter Agreement") with The First
National Bank of Chicago.  The Letter Agreement originally matured at April
21, 1998, but has subsequently been replaced with the Letter Agreements discussed below aggregating $200 million. Borrowings under the Letter
Agreement were guaranteed by the Company's principal domestic subsidiaries and bore interest, at the election of the Company, at either a base rate based on
(i) the prime rate or (ii) a fixed rate equal to the sum of .65% per annum plus an applicable Eurodollar rate. The Company used the Letter Agreement to finance various acquisitions and for general corporate purposes. As of January 31, 1998 the Company had available credit under the Letter Agreement of $44,200.

On March 10, 1998, the Company entered into four letter agreements (the "New Letter Agreements") with various financial institutions to establish a 364-day line of credit in the aggregate amount of $200 million. The Company drew initial borrowings under the New Letter Agreements to replace indebtedness incurred under the Letter Agreement discussed above. The Company intends to use the Letter Agreements to fund future acquisitions and working capital needs of the Company. Loans made under the New Letter Agreements bear interest, at the election of the Company, at either (i) the prime rate or (ii) a Eurodollar rate plus .75% per annum. The New Letter Agreements incorporate by reference various representations, warranties, certain financial and other covenants, and events of default set forth in the Amended Credit Facility.

At January 31, 1998, the Company had non-U.S. lines of credit of approximately $24.6 million, with interest rates ranging from 4.4% to 10.5% and varying maturity dates. At January 31, 1998, the weighted average interest rate on the $13.5 million of borrowings under these lines of credit was approximately 6.7% per annum.

(9) INCOME TAXES

Prior to the Spin-Off, the Company's results were included in the consolidated U.S. federal and, where applicable, unitary state income tax returns filed by Samsonite. For periods prior to the Spin-Off, the provision for income taxes has been computed as if the Company had filed its own U.S. federal and state income tax returns. The provision for income taxes is as follows:

                                   Year         Year         Year
                                   Ended        Ended        Ended
                                January 31,  January 31,  January 31,
                                   1996         1997         1998
                                -----------  -----------  -----------
Currently payable:
     U.S. federal                 $ 8,793     $12,516       $24,970
     State                          1,537       2,956         4,787
     Non-U.S                        3,650       4,966         7,060
                                  -------     -------       -------
        Total currently payable   $13,980     $20,438       $36,817
                                  =======     =======       =======

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Deferred:
     U.S. federal                 1,067     1,122   $(3,826)
     State                          (24)     (708)     (692)
     Non-U.S.                      (113)     (588)      339
                                -------   -------   -------
        Total deferred              930      (174)   (4,179)
                                -------   -------   -------
          Total income taxes    $14,910   $20,264   $32,638
                                =======   =======   =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 1997 and 1998 are presented below:

                                                 1997        1998
                                               --------    --------
Deferred tax assets:
     Accounts and notes receivable             $  3,259    $  2,556
     Inventories                                  3,527       4,199
     Insurance and litigation accruals            2,822       3,051
     Pension and postretirement benefits          4,654       5,044
     Other accruals                               6,884      10,776
     Net operating loss carryforwards             4,143       4,415
     Other                                          469         440
                                               --------    --------

     Total gross deferred tax assets             25,758      30,481
     Less valuation allowance                    (2,892)     (2,992)
                                               --------    --------

Net deferred tax assets                          22,866      27,489
                                               --------    --------

Deferred tax liabilities:
     Property, plant, and equipment             (10,306)    (12,788)
     Trademarks and other intangible assets     (19,051)    (19,898)
     Unremitted earnings                         (2,550)         --
                                               --------    --------
Total gross deferred tax liabilities            (31,907)    (32,686)
                                               --------    --------

        Net deferred tax liabilities           $ (9,041)   $ (5,197)
                                               ========    ========

Deferred income taxes have been provided on undistributed earnings of non-U.S. subsidiaries to the extent that management plans to have these earnings remitted to the U.S. in the future. At January 31, 1998, undistributed earnings of non-U.S. subsidiaries that will be permanently invested and for which no deferred taxes have been provided amount to approximately $49,300. It is not practicable for the Company to compute the amount of unrecognized deferred tax liability on these undistributed earnings.

A valuation allowance has been provided for those net operating loss carryforwards and temporary differences which management believes will not be utilized. The increase (decrease) in the total valuation allowance for the years ended January 31, 1996, 1997 and 1998, was $(1,691), $1,159 and $100,
respectively. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining deferred tax assets.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, minority interest and extraordinary item as a result of the following:

                                            Year         Year         Year
                                            Ended        Ended        Ended
                                         January 31,  January 31,  January 31,
                                             1996         1997         1998
                                         -----------  -----------  -----------
Income (loss) before income taxes,
 minority interest and extraordinary
 item:
     U.S                                  $ (9,715)    $ 17,732     $ 11,222
     Non-U.S.                                3,346       18,417       17,135
                                          --------     --------     --------
        Total                             $ (6,369)    $ 36,149     $ 28,357
                                          ========     ========     ========

Income taxes computed at the U.S.
    federal statutory income tax rate     $ (2,229)    $ 12,652     $  9,925
State income taxes, net of U.S.
    federal Income tax benefit                 983        1,461        2,662
Non-U.S. rate differential                   2,366       (2,068)       1,402
Amortization and write-off of
    nondeductible intangible assets         13,063        5,443       20,233
Change in valuation allowance               (1,691)       1,159          100
Unremitted Earnings                            487        1,155       (1,402)
Other, net                                   1,931          462         (282)
                                          --------     --------     --------
        Total                             $ 14,910     $ 20,264     $ 32,638
                                          ========     ========     ========

(10)  EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost includes the following components:

                                            Year         Year         Year
                                            Ended        Ended        Ended
                                         January 31,  January 31,  January 31,
                                             1996         1997         1998
                                         -----------  -----------  -----------

Service cost                              $ 1,196      $ 1,421      $ 1,345
      Interest cost                         3,297        3,415        3,692
      Actual return on plan assets        (11,289)      (7,362)      (8,590)
      Net amortization and deferral         7,727        3,435        4,287
                                          -------      -------      -------
      Net periodic pension cost           $   931      $   909      $   734
                                          =======      =======      =======

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table presents the plans' status reconciled with amounts recognized as other non-current liabilities in the Consolidated Balance Sheets at January 31, 1997 and 1998:

                                                              Accumulated
                                                            Benefits Exceed               Assets Exceed
                                                                Assets                Accumulated Benefits
                                                        -----------------------     -----------------------
                                                          1997           1998          1997          1998
                                                        --------       --------     ---------     ---------
Actuarial present value of benefit obligations:
         Vested                                         $(1,942)       $(3,169)     $(37,042)     $(41,838)
         Nonvested                                           --           (245)       (1,845)       (2,156)
                                                        -------        -------      --------      --------
Accumulated benefit obligations                         $(1,942)       $(3,414)     $(38,887)     $(43,994)
                                                        =======        =======      ========      ========

Projected benefit obligations                           $(2,011)       $(3,482)     $(44,978)     $(50,577)
Fair value of plan assets, principally
        equity securities, and corporate
        and government bonds                                  -          1,119        56,536        62,249
                                                        -------        -------      --------      --------
Projected benefit obligations (in excess of)
        less than plan assets                            (2,011)        (2,363)       11,558        11,672
Unrecognized net gain from past experience
        different from that assumed and effect
        of changes in assumptions                        (1,073)          (405)      (10,222)      (11,692)
Prior service cost not yet recognized in
        net periodic pension cost                           112            262          (955)         (185)
                                                        -------        -------      --------      --------
Prepaid (accrued) pension cost                          $(2,972)       $(2,506)     $    381      $   (205)
                                                        =======        =======      ========      ========

                                                          1996           1997          1998
                                                        --------       --------     ---------
Actuarial assumptions were:
        Discount rates                                  7.50%          8.0-8.5%     6.25%-8.5%
        Rates of increase in compensation levels        6.00               5.00     3.75-6.00
        Expected long-term rate of return
          on assets                                     8.50               8.50          8.50

Plan assets are invested primarily in equity securities and fixed income instruments. The plans do not have significant liabilities other than benefit obligations. The Company's funding policy is to contribute amounts equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

Defined Contribution Plans

The Company has defined contribution plans which cover substantially all domestic salaried employees and certain hourly-paid employees. Company contributions are based primarily on a percentage of earnings of the Company, as defined. The Company's expenses related to these plans were approximately $3,125, $3,609 and $3,576 for the years ended January 31, 1996, 1997 and 1998, respectively.

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

The following table presents the plan's status reconciled with amounts recognized as other noncurrent liabilities in the Consolidated Balance Sheets at January 31, 1997 and 1998:

                                                  1997    1998
                                                 ------  ------
Accumulated postretirement benefit obligation:
  Retirees                                       $2,473  $2,638
  Fully eligible active plan participants         1,741   2,002
  Other active plan participants                  2,449   2,787
                                                 ------  ------
Accumulated postretirement benefit
  obligation in excess of plan assets             6,663   7,427
Unrecognized net loss                             1,483   1,154
                                                 ------  ------
  Accrued postretirement benefit cost            $8,146  $8,581
                                                 ======  ======

Net periodic postretirement benefit cost includes the following components:

                                                 Year         Year         Year
                                                 Ended        Ended        Ended
                                              January 31,  January 31,  January 31,
                                                  1996         1997         1998
                                              -----------  -----------  -----------
Service cost                                     $ 219        $ 195        $ 173
      Interest cost                                467          483          512
      Net amortization and deferral                (74)         (45)         (74)
                                                 -----        -----        -----
      Net periodic postretirement benefit cost   $ 612        $ 633        $ 611
                                                 =====        =====        =====

For measurement purposes, a 14% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for fiscal year 1992; the rate was assumed to decrease 1% each year to 5.5% by the year 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 31, 1998 by $1,026 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended January 31, 1998 by $103. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.00% and 7.5% at January 31, 1997 and 1998, respectively.

(11) LEASES

The Company leases certain office facilities or other assets for which the future minimum rental payments under noncancelable operating leases for each of the years ending January 31, 1999 through the year 2003 and thereafter are $3,921, $3,297, $2,478, $1,720, $1,252, and $2,180, respectively.

Rental expense amounted to $2,205, $2,169 and $3,056 for the years ended January 31, 1996, 1997 and 1998, respectively.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments at January 31, 1997 and 1998 include long-term receivables, notes payable, and long-term debt. The fair values of such financial instruments have been determined based on market interest rates as of the respective year-ends and are not materially different from their financial statement carrying values.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(13) FINANCIAL INSTRUMENTS

Several of the Company's non-U.S. subsidiaries are exposed to foreign currency risk as they have monetary assets and liabilities denominated in currencies other than their respective functional currencies. Financial instruments currently utilized by continuing operations of the Company include local currency bank borrowings and, from time to time, forward foreign exchange contracts. Forward exchange contracts are not held for trading purposes, but correlate with the Company's net exposure in specific transactions in all material respects.

As of January 31, 1997 and 1998, the Company had forward exchange contracts not extending beyond one year, to trade principally Belgian francs, lira, pesetas, or yen in the total gross notional amounts of $4,100 and $3,348 respectively. Unrealized gains and losses on the forward contracts are deferred until the related transaction occurs. Deferred gains and losses on forward exchange contracts incurred during the years ended January 31, 1996, 1997 and 1998 were not material. Other, immaterial instruments outstanding at January 31, 1998 include two interest rate swap transactions intended to mitigate floating interest rates related to debt acquired through the Company's discontinued Analytical & Thermal division.

(14) INTERNATIONAL OPERATIONS

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

(15) TRANSACTIONS WITH RELATED PARTIES

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

Note Payable to Samsonite

In June 1993, Culligan issued a $150,000 subordinated note payable with an interest rate of 11.5% to Samsonite. In December 1994, the Company made a principal payment to Samsonite of $20,000. In January 1995, Samsonite reduced the principal amount outstanding under the note payable through a $30,000 contribution to equity capital of the Company. The outstanding balance of such note was repaid by Culligan during July 1995 in connection with the Refinancing. For the year ended January 31, 1996, Culligan incurred interest expense under this obligation of $5,207.

(16) LITIGATION

In August 1997, a purported class action was filed against Culligan International Company, certain unidentified distributors and certain other unidentified individual defendants in the Superior Court, County of Los
Angeles, State of California. The Complaint in the action alleges that the defendants violated provisions of California law relating to home solicitations by failing to include language and notices relating to rights of rescission and engaging in unfair, unlawful and deceptive business acts and practices. The Complaint in such action seeks disgorgement of alleged illicit profits, injunctive relief, punitive damages and treble damages and alleges that the amount the class is entitled to exceeds $20 million. In February
1998, a second purported class action was filed against Culligan International Company, Household International and others in the Superior Court, County of
Los Angeles, State of California. The complaint in such action also alleges violations of California law relating to home solicitations and seeks equitable relief and consequential and exemplary damages in an unspecified amount. The Company intends to vigorously contest these matters and does not believe that they will have a material adverse effect on its financial condition or results of operations.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


        In November 1997, an action was commenced by Culligan Springs Limited ("Culligan Springs") against Culligan of Canada Ltd., ("Culligan of Canada"), a wholly owned subsidiary of the Company, in Bracebridge, Ontario. Culligan Springs is an authorized producer of bottled water under Culligan of Canada's trademarks in Canada. The action alleges breach of contract and breach of warranty in connection with an alleged license to use the CULLIGAN trademark in connection with the processing, distribution and sale of bottled water in the eastern United States. The Statement of Claim seeks $50 million in damages, interest, attorneys fees and other unspecified relief. Culligan of Canada answered, denying the claim. The Company believes it has meritorious defenses to such action and does not believe it will have a material adverse effect on its financial condition or the results of operations.

In February 1998, a complaint was filed by KX Industries, LP and Koslow Technologies Corporation against the Company and its Water Filtration Business alleging that infringement of a patent for the production of carbon block, false advertising in connection with a carbon block faucet mount filter marketed by the Company's consumer products division, and the misappropriation of certain of KX's trade secrets. The Complaint seeks injunctive relief, disgorgement, compensatory and exemplary damages in an unspecified amount. The Company believes it has meritorious defenses to such action and does not believe it will have a material adverse effect on its financial condition or the results of operations.

The Company is party to various other pending and threatened litigation arising in the normal course of business. While it is not possible to predict the outcome of these matters, management believes that the pending items will not have a material adverse effect upon the financial condition or results of operations of the Company.

(17) SEGMENT INFORMATION

The Company operates in one industry segment--the design, manufacture and marketing of water treatment products and equipment. The Company has a diversified customer base with no one customer accounting for 10% or more of consolidated net sales. The Company has subsidiaries in Europe, the Pacific Rim, Latin America, Canada and the Caribbean. Information regarding the Company's operations in the United States and internationally are presented below:

                                          Year            Year            Year
                                          Ended           Ended           Ended
                                       January 31,     January 31,     January 31,
                                          1996            1997            1998
                                       -----------     -----------     -----------
Net sales:
    United States                       $203,441        $265,904        $358,265
    Europe                               102,607         105,558         142,752
    Other non-U.S                         14,284          18,065          37,455
    Intercompany sales                   (15,830)        (18,509)        (32,728)
                                        --------        --------        --------
Consolidated net sales                  $304,502        $371,018        $505,744
                                        ========        ========        ========

Operating income (loss):
    United States                      $  (9,027)       $ 19,617        $  3,555
    Europe                                 8,315          13,044          (4,609)
    Other non-U.S                          2,655           2,471           6,350
    Adjustments and eliminations            (329)         (1,149)         (1,689)
                                        --------        --------        --------
Consolidated operating income          $   1,614         $33,983        $  3,607
                                        ========        ========        ========

Depreciation expense
    United States                          5,921           7,234          10,009
    Europe                                 1,418           1,287           2,077
    Other non-U.S.                           194             404           2,359
    Corporate                              1,876           1,166             716
                                        --------        --------        --------
Total depreciation expense                 9,409          10,091          15,161
                                        ========        ========        ========
Amortization expense
    United States                             23             382           2,576
    Europe                                   157             152             684
    Other non-U.S.                             0             138             722
    Corporate                             38,622          16,850           1,458
                                        --------        --------        --------
Total amortization expense                38,802          17,522           5,440
                                        ========        ========        ========

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         January 31,
                                         -----------
                                       1997       1998
                                       ----       ----
Identifiable assets:
    United States                   $179,438   $416,611
    Europe                            74,613    317,987
    Other non-U.S.                    15,972     60,523
    Corporate                         67,339     63,142
                                    --------   --------
Consolidated identifiable assets    $337,362   $858,263

                                    ========   ========

Capital Expenditures:
    United States                   $ 12,702   $ 22,009
    Europe                             2,601      4,204
    Other non-U.S.                     1,740      9,315
    Corporate                              0          0
                                    --------   --------
Total Capital Expenditures            17,043     35,528
                                    ========   ========


(18)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                  First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter
                                 -------   -------   -------   -------
Year Ended January 31, 1997:
  Net sales                      $83,390   $ 91,922  $ 97,104  $ 98,602
  Gross profit                    36,738     41,372    42,610    44,717
  Net income (loss)              $(3,348)  $  2,761  $  7,951  $  8,521
                                 =======   ========  ========  ========
Basic Income (Loss) Per Share:
  Income (Loss) Before Extraor-
   dinary Item                     (0.17)      0.14      0.40      0.40
  Extraordinary Item                 -          -         -         -
                                 -------   --------  --------  --------
  Net Income (Loss) Per Share      (0.17)      0.14      0.40      0.40
                                 =======   ========  ========  ========

Diluted Income (Loss) Per Share:
  Income (Loss) Before Extraor-
   dinary Item                     (0.17)      0.13      0.37      0.39
  Extraordinary Item                 -          -         -         -
                                 -------   --------  --------  --------
  Net income (Loss) Per Share      (0.17)      0.13      0.37      0.39
                                 =======   ========  ========  ========

Year Ended January 31, 1998:
  Net sales                      $99,403   $114,765  $140,086  $151,490
  Gross profit                    45,049     49,757    57,002    65,085
  Net income (loss)              $26,592   $  9,472  $(15,160) $(26,526)
                                 =======   ========  ========  ========

Basic Income (Loss) Per Share:
  Income (Loss) Before Extraor-
   dinary Item                      1.26       0.44     (0.61)    (1.03)
  Extraordinary Item               (0.02)       -         -         -
                                 -------   --------  --------  --------
  Net Income (Loss) Per Share       1.24       0.44     (0.61)    (1.03)
                                 =======   ========  ========  ========

Diluted Income (Loss) Per Share:
  Income (Loss) Before Extraor-
   dinary Item                      1.22       0.43     (0.61)    (1.03)
  Extraordinary Item               (0.02)       -         -         -
                                 -------   --------  --------  --------
  Net Income (Loss) Per Share       1.20       0.43     (0.61)    (1.03)
                                 =======   ========  ========  ========

(19)  STOCKHOLDER RIGHTS

On September 13, 1996, the Company adopted a stockholder rights plan and authorized the execution of the Rights Agreement between the Company and The First National Bank of Boston, as Rights Agent (the "Rights Agreement") for which American Stock Transfer and Trust Company serves as successor rights agent. The rights plan is intended to deter coercive or partial offers which will not provide fair value to all stockholders and enhance the Board's ability to represent all stockholders and thereby maximize stockholder values.

Pursuant to the Rights Agreement, one right ("Right") was issued for each share of common stock, par value $.01 per share, of the Company outstanding as of the close of business on September 26, 1996. Each of the Rights entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a price of $78 per one one-hundredth of a share. Initially, the Rights are attached to common stock certificates representing shares then outstanding and no separate rights certificates will be distributed until the occurrence of a Distribution Date as defined in the Rights Agreement. The Rights generally will not become exercisable unless and until, among other things, any person acquires 15% or more of the outstanding stock (other than a person that owned 15% or more on September 3, 1996 as long as such person does not increase its percentage ownership by more than five percentage points over its percentage ownership on such date). The Rights are generally redeemable at $.005 per Right at any time until 10 business days following a public announcement that a 15% or greater position in the Company's common stock has been acquired and will expire, unless earlier redeemed or extended, on September 13, 1998.

In connection with the Agreement and Plan of Merger described in Note 22, the Company has amended the Rights Agreement to among other things, provide that the rights shall not become exercisable as a result of the Agreement and Plan of Merger or the merger provided for therein, and reduce the beneficial ownership threshold at which a person becomes an "Acquiring Person" under the Rights Agreement from 15% of the outstanding shares of Company Common Stock to 9.9%.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(20)  STOCK OPTIONS

Pursuant to his employment agreement, the Company granted to its chief executive officer (CEO) options to purchase 491,426 shares at an exercise price of $9.98 per share. Such options expire in 2005 and are fully vested as of January 31, 1998. The Company has also granted to the CEO options for 300,000 shares at an exercise price of $33.25 under the 1997 Plan described below, in connection with an extension of his employment agreement. Approximately 60% of these options are exercisable in five equal annual installments upon the attainment by the Company of performance goals developed jointly by the Compensation Committee and the CEO, and the remainder are exercisable in five equal annual installments, so long as the CEO remains employed with the Company.

At January 31, 1998, the Company had two stock option plans, the Culligan 1995 Amended and Restated Stock Option and Incentive Award Plan (the "1995 Plan") and the Culligan 1997 Stock Option and Incentive Award Plan (the "1997 Plan"). Under the 1995 Plan, as amended, the Company may grant options to its employees for up to 1,050,000 shares of common stock. As of January 31, 1998, the Company has granted options, net of cancellations, for 879,950 shares pursuant to the 1995 Plan. Under the 1997 Plan, the Company may grant options to its employees for up to 1,000,000 shares of common stock. As of January 31, 1998, the Company has granted options for 300,000 shares pursuant to the 1997 Plan. Except for the options referred to above included under the 1997 Plan, no options are outstanding under such Plan. Options under both plans vest over a five-year period subject to satisfaction of certain time and performance vesting criteria.

A summary of the status of the Company's fixed stock option activity as of January 31, 1996, 1997, and 1998, and changes during the years ended on those dates is presented below:


                                                     1996                   1997                   1998
                                             --------------------   --------------------   --------------------
                                                        Weighted-              Weighted-              Weighted-
                                                         Average                Average                Average
                                                        Exercise               Exercise               Exercise
                                             Share        Price     Share        Price     Share        Price
                                             -----      ---------   -----      ---------   -----      ---------
Fixed Options
-------------
  Outstanding at beginning of year           286,666     $ 9.98   1,256,434     $ 9.74   1,028,766     $22.32
  Granted
          1995 Plan                          298,600     $12.58     362,500     $35.49      57,500     $42.09
          1997 Plan                               --                120,000     $33.25          --
  Options granted outside the plans          671,168     $ 8.37          --                     --

          Exercised                               --               (662,768)    $ 8.43     (32,320)    $12.93
          Cancelled                               --                (47,400)    $11.33    (100,740)    $25.54
                                           ---------              ---------               --------
  Outstanding at end of year               1,256,434     $ 9.74   1,028,766     $22.32     953,206     $22.66
                                           =========              =========               ========

  Options exercisable at year-end            810,923                296,530                531,466
  Weighted-average fair value of
          options granted during the year    $  4.81                 $13.03                 $14.07


              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table summarizes information about the Company's fixed stock options outstanding at January 31, 1998:

                                              Options Outstanding         Options Exercisable
                                              -------------------         -------------------
                                              Weighted-
                                Number         average     Weighted-      Number       Weighted-
                              Outstanding     remaining     average     Exercisable     Average
             Range of         January 31,    contractual   exercise     January 31,    Exercise
         exercise prices         1998           life         price         1998          Price
         ---------------      -----------    -----------   ---------    -----------    ---------
             $ 7.87               17,500             --      $ 7.87        17,500        $ 7.87
             $ 9.98              286,666      7.0 years      $ 9.98       286,666        $ 9.98
             $12.23              198,040      7.8 years      $12.59       100,700        $12.49
        $33.13 - $46.01          451,000      8.0 years      $35.70       126,600        $35.10
                                 -------                                  -------
                                 953,206      7.5 years      $22.65       531,466        $16.37
                                 =======                                  =======

A summary of the status of the Company's performance based stock option activity as of January 31, 1996, 1997, and 1998, and changes during the years ended on those dates is presented below:

                                                          1996                   1997                   1998
                                                        Weighted-              Weighted-              Weighted-
                                                         Average                Average                Average
                                                        Exercise               Exercise               Exercise
                                             Share        Price     Share        Price     Share        Price
                                             -----      ---------   -----      ---------   -----      ---------
Performance Options
-------------------
  Outstanding at beginning of year           204,760     $ 9.98   430,660        $11.10  742,660       $22.86
  Granted
    1995 Plan                                225,900     $12.11   195,000        $35.24   19,500       $38.09
    1997 Plan                                     --              180,000        $33.25       --
    Exercised                                     --              (16,500)       $10.92  (24,480)      $12.89
    Cancelled                                     --              (46,500)       $10.37   (2,010)      $27.97
                                             -------              -------                -------

  Outstanding at end of year                 430,660     $11.10   742,660        $22.86  735,670       $23.72
                                             =======              =======                =======

  Options exercisable at year-end            105,153              194,212                380,710
  Weighted-average fair value of
    options granted during  the year          $ 4.84               $12.81                 $13.18

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table summarizes information about the Company's performance based stock options outstanding at January 31, 1998:

                                              Options Outstanding         Options Exercisable
                                              -------------------         -------------------
                                              Weighted-
                                Number         average     Weighted-      Number       Weighted-
                              Outstanding     remaining     average     Exercisable     Average
             Range of         January 31,    contractual   exercise     January 31,    Exercise
         exercise prices         1998           life         price         1998          Price
         ---------------      -----------    -----------   ---------    -----------    ---------
                  $9.98          204,760      7.0 years      $ 9.98       204,760        $ 9.98
                 $12.23          130,410      8.1 years      $12.23        66,450        $12.23
        $33.13 - $46.01          400,500      8.9 years      $34.49       109,500        $34.67
                                 -------                                  -------
                                 735,670      7.8 years      $23.72       380,710        $17.47
                                 =======                                  =======

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined using a fair value method rather than the intrinsic value method prescribed by APB Opinion No. 25, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                      1997       1998
                                                      ----       ----
Net Income (Loss)             As Reported           $15,885    $(5,622)
                              Pro Forma             $15,626    $(7,272)

Earnings (Loss) per Share     As Reported - Basic     $0.78    $ (0.24)
                              As Reported - Diluted   $0.74      (0.24)

                              Pro Forma - Basic       $0.77    $ (0.31)
                              Pro Forma - Diluted     $0.73      (0.31)

Pro forma net income (loss) primarily reflects options granted in the years ended January 31, 1996 and 1997. As a result, the full impact of calculating compensation cost for stock options under the fair value method is not reflected in the pro forma net income amounts presented above. Compensation cost for options granted at the end of the year ended January 31, 1998, will be reflected over the options' vesting period of 5 years beginning in fiscal 1999.

The fair value of options granted under the Company's stock plans during fiscal 1997 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of 29.98%, risk free interest rates ranging from 6.20% - 6.94% and expected lives ranging from 3 to 5 years.

(21)  PUBLIC OFFERING OF COMMON STOCK

In October 1996, the Company issued additional shares of its common stock upon the exercise of over-allotment options granted to underwriters in connection with a secondary public offering of shares of the Company's common stock. The net proceeds of approximately $32,000 from the issuance of such shares and from the exercise of stock options by one of the selling stockholders in the offering were used to repay indebtedness under a then existing Credit Facility.

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(22)  SUBSEQUENT EVENTS (UNAUDITED)

On February 9, 1998, the Company entered into the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 9, 1998 among United States Filter Corporation, ("USF"), the Company and Palm Water Acquisition Corp., a newly-formed wholly owned subsidiary of USF ("Merger Sub").

Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger"). In connection with the Merger, USF will issue in exchange for each issued and outstanding share (other than treasury shares and shares owned by USF) of the Company's common stock, par value $.01 per share ("Company Common Stock"), 1.714 shares of common stock, par value $.01 per share of USF ("USF Common Stock") if the average of the closing prices of the shares of USF Common Stock as reported on the New York Stock Exchange Composite Tape on each of the last ten trading days ending on the sixth trading day prior to the date of the meeting of the Company's stockholders at which the approval of the Merger by the Company's stockholders is obtained (the "Average Share Price") is equal to or greater than $35 (the "Exchange Ratio"); provided, however, that (i) if the Average Share Price is less than $35, but greater than or equal to $32, then the Exchange Ratio shall be equal to the quotient obtained (rounded to the nearest ten-thousandth of a share) by dividing $60 by the Average Share Price; and (ii) if the Average Share Price is less than $32, the Exchange Ratio shall be equal to 1.875. Among other circumstances, the Merger Agreement may be terminated by the Company if the Average Share Price, or if the average of the closing prices of the shares of USF Common Stock as reported on the New York Stock Exchange Composite Tape for any period of 10 consecutive trading days which ends after the last trading day used in calculating the Average Share Price, is less than $26.25.

The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Consummation of the Merger is subject to customary regulatory approvals and the approval of the stockholders of each of the Company and USF. The Merger is expected to be consummated in the first half of 1998.

Apollo Investment Fund, LP, and Lion Advisors, LP, (collectively, "Apollo") which beneficially own in the aggregate 7,334,859 shares of the Company's common stock (representing approximately 28.4% of the total number of shares of Company Common Stock outstanding) have each entered into a Support/Voting Agreement with USF pursuant to which they have agreed, among other things, to cause such shares of Company Common Stock that they beneficially own to be voted in favor of the Merger.

                      CULLIGAN WATER TECHNOLOGIES, INC.

                                EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------

10.3             Amendment dated February 13, 1998 to the Credit
                 Agreement
10.4             Amendment dated February 13, 1998 to the Short Term
                 Credit Agreement
10.5 Letter Agreement dated as of March 3, 1998 and related other agreements between the Company and The First National Bank of Chicago
10.6 Letter Agreement dated as of March 10, 1998 and related other agreements between the Company and Bank of America
10.7 Letter of Agreement dated as of March 10, 1998 and related other agreements between the Company and Bank of Montreal
10.8 Letter Agreement dated as of March 10, 1998 and related other agreements between the Company and Credit Lyonnais


21.1             List of Subsidiaries.

27.1             Financial Data Schedule