Form 10-Q/A
period 1997-10-31
CULLIGAN WATER TECHNOLOGIES INC
filed 1998-05-15
CIK 945382

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  Form 10-Q/A
                                  -----------



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
                                                                                              ========       ========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES


           Unaudited Consolidated Condensed Statements of Operations
              for the three months ended October 31, 1996 and 1997
                       (in thousands, except share data)


                                                                                                Three Months      Three Months
                                                                                                   Ended              Ended
                                                                                                October 31,        October 31,
                                                                                                    1996              1997
                                                                                                ------------     --------------
                                                                                                (unaudited)        (unaudited)
Net sales....................................................................................... $    97,104       $   140,086
Cost of goods sold..............................................................................      54,494            83,084
                                                                                                 -----------       -----------
  Gross profit..................................................................................      42,610            57,002

Selling, general and administrative expenses....................................................      29,274            39,288
Amortization of goodwill........................................................................         166             1,241
Amortization of other intangibles...............................................................         385               412
Write-off of goodwill and in-process R & D......................................................           -            20,170
Merger and restructuring costs..................................................................           -             5,236
                                                                                                 -----------       -----------
  Operating income..............................................................................      12,785            (9,345)

Interest income.................................................................................         725               228
Interest expense................................................................................      (1,371)           (2,575)
Other income (expense), net.....................................................................         896              (217)
                                                                                                 -----------       -----------
    Income (loss) before income taxes and minority interest.....................................      13,035           (11,909)

Income taxes....................................................................................       5,084             2,993
Minority interest...............................................................................           -               258
                                                                                                 -----------       -----------
    Net income (loss)........................................................................... $     7,951       $   (15,160)
                                                                                                 ===========       ===========
Primary income per share (Note 2):
    Net income (loss) per share................................................................. $      0.37       $     (0.61)
                                                                                                 ===========       ===========
    Weighted average common and common equivalent shares outstanding............................  21,310,262        24,979,446
                                                                                                 ===========       ===========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           Unaudited Consolidated Condensed Statements of Operations
              for the nine months ended October 31, 1996 and 1997
                       (in thousands, except share data)


                                                                                                   Nine Months  Nine Months
                                                                                                      Ended        Ended
                                                                                                   October 31,  October 31,
                                                                                                      1996          1997
                                                                                                   -----------  -----------
                                                                                                   (unaudited)  (unaudited)

Net sales.......................................................................................   $  272,416   $   354,254
Cost of goods sold..............................................................................      151,696       202,441
                                                                                                   ----------   -----------
     Gross profit...............................................................................      120,720       151,813

Selling, general and administrative expenses....................................................       83,324       102,345
Amortization of goodwill........................................................................          299         1,962
Amortization of other intangible assets.........................................................       16,597         1,236
Write-off of goodwill and in-process R & D......................................................           --        20,170
Merger and restructuring costs..................................................................           --         5,236
                                                                                                   ----------   -----------
  Operating income..............................................................................       20,500        20,864

Interest income.................................................................................        1,818           865
Interest expense................................................................................       (4,047)       (5,277)
Gain on disposition of investment in affiliate..................................................           --        31,098
Other income, net...............................................................................        3,865         1,533
                                                                                                   ----------   -----------
  Income before income taxes, minority interest and extraordinary item..........................       22,107        49,083

Income taxes....................................................................................       14,743        27,092
Minority interest...............................................................................           --           665
                                                                                                   ----------   -----------
     Income before extraordinary item...........................................................        7,364        21,326

Extraordinary item for write-off of capitalized refinancing costs (net of
     applicable income tax benefit of $272).....................................................           --          (422)
                                                                                                   ----------   -----------
    Net Income..................................................................................   $    7,364   $    20,904
                                                                                                   ==========   ===========
Primary income per share (Note 2):
     Income before extraordinary item............................................................  $     0.35   $      0.91
     Extraordinary item..........................................................................          --         (0.02)
                                                                                                   ----------   -----------
     Net income per share........................................................................  $     0.35   $      0.89
                                                                                                   ==========   ===========
     Weighted average common and common equivalent shares outstanding............................  21,163,346    23,376,535
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
                                               ========          ========

              CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements
                    for the quarter ended October 31, 1997
                       (in thousands, except share data)


5.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                                                         January 31,     October 31,
                                                                                            1997             1997
                                                                                         -----------     -----------
                                                                                          (audited)      (unaudited)
          Tradenames..................................................................    $ 44,160        $ 43,250
          Goodwill....................................................................      26,424         219,031
          Other intangible assets.....................................................       6,299          10,199
                                                                                          --------        --------
                                                                                          $ 76,883        $272,480
                                                                                          ========        ========

Amortization of intangible assets consists of the following:

                                                                    Three Months Ended         Nine months ended
                                                        Expected     October 31,                October 31,
                                                         Useful ------------------------   ------------------------
                                                          Life     1996        1997           1996       1997
                                                          ----     ----        ----           ----       ----
                                                       (years)  (unaudited)  (unaudited)   (unaudited)  (unaudited)
"Fresh start" amortization
  Amortization of tradenames and other
       "Fresh start" intangibles................         40     $      325   $      325    $      975   $      975
  Amortization of reorganization value in
       excess of identifiable assets............          3             --           --        15,551           --
                                                                ----------   ----------    ----------   ----------
                                                                       325          325        16,526          975

Amortization of goodwill........................      10 to 40         166        1,241           299        1,962
Amortization of other intangibles...............       3 to 40          60           87            71          261
                                                                ----------   ----------    ----------   ----------
                                                                $      551   $    1,653    $   16,896   $    3,198
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


    In connection with a $155 million acquisition of the water filtration business of Ametek, Inc. (the "Water Filtration Business"), a wholly owned subsidiary of the Company was merged into Ametek, Inc. on August 1, 1997, immediately following the spin-off of Ametek's non-water filtration operations. As a result of the merger, which was accounted for as a purchase, each share of Ametek common stock was converted into the right to receive .105 shares of common stock of the Company (or an aggregate of 3,473,298 shares of the Company's common stock resulting in additional paid-in capital of $129.6 million) and cash in lieu of fractional shares. A final determination of the allocation of purchase price including the valuation of patents, trademarks and tradenames, required purchase accounting adjustments related to the finalization of adjusted net worth, certain final balance sheet purchase price adjustments under the acquisition agreement, and final adjustments to in-process research and development have not been made. The Company does not believe that the operating results or financial condition of the Company will be materially impacted based upon the finalization of the valuation of patents, trademarks and tradenames, required purchase accounting adjustments related to the finalization of adjusted net worth, and certain final balance sheet purchase price adjustments under the acquisition agreement. The Company is in the process of obtaining further external information to verify its purchase price allocation with respect to the acquired in-process research and development. This stems from obtaining additional information concerning an assessment of various research & development projects that were in-process at the date of acquisition and obtaining additional internal and external information to identify and quantify purchased in-process research and development. The allocation of purchase price varied from that presented in the Company's June 30, 1997 S-4 Registration statement and the Company's consolidated results of operations and financial position based upon the finalization of such information which requires external verification or validation of the following:

     a. Information regarding forecasted revenues and expected cashflows from internal and external marketing inquiries of Ametek's Series 2000 product line.

     b. Verification of anticipated material and product cost structures from outside suppliers based upon various formulation scenarios for the extruded carbon block technology.

     c. Obtaining comparative applicable industry data concerning the cost of capital, debt structure and relative beta used to discount the cash flows of the current projects and in-process research and development projects.

    The Water Filtration Business had revenues of $68.6 million and net income of $8.2 million for the year ended December 31, 1996 based on revenues and expenses either directly attributable to the Water Filtration Business or allocated to the Water Filtration Business using methods considered reasonable by Ametek's management.

    As a result of the acquisition of Ametek's Water Filtration Business on August 1, 1997 and the subsequent decision made by the Company in the quarter to exit the market for the sale of consumer products in the department store and mass merchant channels, the Company recorded a merger and restructuring charge of $5.2 million during the three and nine month periods ended October 31, 1997. The merger and restructuring charge reflects the costs of integrating and streamlining manufacturing, sales, distribution, research and development, and administrative functions completed during the third quarter in the Company's point-of-use business. Included in the $5.2 million merger and restructuring charge are $0.7 million for severance costs related to the elimination of redundant employees, $1.3 million related to the write-down of receivables aggregating $3.1 million in the Consumer Products Division, $2.5 million related to the write-down of excess property, equipment and other assets, and $0.7 million representing legal and other professional fees. The property, equipment and other assets consist principally of fixed assets used in the manufacture of molded carbon block, of which approximately $0.5 million was acquired in the acquisition of UltraPure in January 1996 and the balance of which relates to property and equipment of the Company's Everpure and Consumer Products businesses. The value of these fixed assets is considered to be impaired as a result of improved extruded carbon block technology acquired in the acquisition of Ametek's Water Filtration Business in August 1997. These assets are not expected to generate any significant future cash flows and have therefore been written-down to estimated salvage value, which is not material. The write-down of these assets is not expected to have a material effect on future operations. In addition to the $5.2 million merger and restructuring charge, the Company recorded a charge of $4.2 million to cost of goods sold to write down excess inventory and to establish reserves for excess purchase commitments that resulted from the Company's restructuring plan. Total future cash requirements relating to the merger and restructuring are approximately $1.2 million.

    In addition, the Company wrote-off $17.0 million of in-process research and development purchased in the acquisition of the Ametek's Water Filtration Business and $3.2 million of goodwill pertaining to the Company's UltraPure operations as a result of improved technology acquired in the acquisition of the Ametek's Water Filtration Business. Because the UltraPure technology was abandoned in favor of technology acquired in the acquisition of the Water Filtration Business, the Company does not expect significant future cash flows from the UltraPure operations. As a result, the goodwill associated with the UltraPure acquisition was written off.

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

                                                      (dollars in thousands)

                                                              Three Months Ended                         Nine Months Ended
                                                                 October 31,                                October 31,
                                                                 -----------                                -----------
                                                          1996                 1997                  1996                1997
                                                    -----------------   ------------------     -----------------   -----------------
                                                    Dollars      %      Dollars       %        Dollars      %      Dollars      %
                                                    --------   ------   --------    ------     --------   ------   --------   ------
Net sales                                           $ 97,104   100.0%   $140,086    100.0%     $272,416   100.0%   $354,254   100.0%
Gross profit                                          42,610    43.9%     57,002     40.7%      120,720    44.3%    151,813    42.9%
Selling, general and administrative expenses          29,274    30.1%     39,288     28.0%       83,324    30.6%    102,345    28.9%
Amortization of intangible assets                        551               1,653                 16,896               3,198
Write-off of goodwill and in-process R&D                  --              20,170                     --              20,170
Merger and restructuring costs                            --               5,236                     --               5,236
                                                    --------            --------               --------            --------
Operating income                                      12,785              (9,345)                20,500              20,864

Gain on disposition of investment in affiliate            --                  --                     --              31,098
Other income (expense), net (a)                          896                (217)                 3,865               1,533
                                                    --------            --------               --------            --------
Income before interest, taxes, minority
  interest and extraordinary item (b)               $ 13,681            $ (9,562)              $ 24,365            $ 53,495
                                                    ========            ========               ========            ========

Adjusted income before interest, taxes,
  minority interest and extraordinary item (b)      $ 13,581    14.0%   $ 15,844     11.3%     $ 37,936    13.9%   $ 47,803    13.5%
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

(b)  Adjusted income before interest and taxes is calculated as follows:

                                                      (dollars in thousands)

                                                                 Three Months Ended                         Nine Months Ended
                                                                    October 31,                                October 31,
                                                                    -----------                                -----------
                                                              1996                1997                   1996                1997
                                                            --------            --------               --------            --------
Income before interest and taxes.........................   $ 13,681            $ (9,562)              $ 24,365            $ 53,495
Amortization of reorganization value in excess of
  identifiable assets....................................         --                  --                 15,551                  --
Write-off of goodwill and in-process R&D.................                         20,170                                     20,170
Merger and restructuring costs...........................         --               5,236                     --               5,236
Gain on insurance settlement.............................       (100)                 --                 (1,980)                 --
Gain on disposition of investment in affiliate...........         --                  --                     --             (31,098)
                                                            --------            --------               --------            --------
Adjusted income before interest, taxes, minority interest
  and extraordinary item................................    $ 13,581            $ 15,844               $ 37,936            $ 47,803
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


Gross Profit. Gross profit increased to $57.0 million for the three month period from $42.6 million in the prior year, an increase of $14.4 million, or 33.8%, and increased to $151.8 million for the nine months ended October 31, 1997 from $120.7 million in the prior year, an increase of $31.1 million, or 25.8%. Gross profit margins decreased to 40.7% and 42.9% for the three month and nine month periods respectively, from 43.9% and 44.3% in the prior year comparable periods. This decrease primarily resulted from a shift in product mix due to the large industrial project in the U.S., repositioning of consumer faucet-mount product lines and the overall impact of acquisitions of international commercial / industrial operations completed during the second half of fiscal 1997 and the beginning of fiscal 1998.

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

Write-off of Goodwill and In-process R&D. During the three and nine month periods ended October 31, 1997, the Company wrote off $17.0 million of in-process R&D purchased in connection with the acquisition of the Water Filtration Business of Ametek. As of the purchase date, the Water Filtration Business was engaged in ongoing research and development relating to carbon block extrusion technology which was less labor intensive than competing technologies and a new water filtration product line that is expected to improve the purity of water and flow rates. The projects are proceeding according to schedule and it is estimated that technological and commercial feasibility will be achieved in 6 to 12 months for both of these projects and that its development will not require cash expenditures that are material to the financial position of the Company. The principal risks associated with successfully completing such in-process R&D is that other competitors may bring a technologically superior product to market. The market growth potential of acquired in-process R&D is subject to certain risks, including costs to develop and commercialize such products, the cost and feasibility of production of products utilizing the applicable technologies, introduction of competing technologies, and market acceptance of the products and technologies involved. The Company does not believe that the failure to complete such R&D projects would have a material adverse effect on Culligan's results of financial position. This technology is expected to provide an improvement of approximately 100% in operating margins for these particular products as compared to overall historic operating margins of the water filtration business primarily due to anticipated cost reductions. As of the purchase date, Water Filtration Business was selling mold process based water filtration products. These products rely on developed technology and do not rely on the results of the on-going in-process R&D. Revenue derived from Water Filtration Business's current products are expected to remain constant once the anticipated in-process products are introduced. Most of the future growth is expected to come from the new products. The existing technology of the Water Filtration Business acquired was included in goodwill and is being amortized over 40 years.


Culligan also wrote off the remaining goodwill of $3.2 million arising from the acquisition of UltraPure in January 1996, related to more costly carbon block production technology used prior to the acquisition of the Water Filtration Business. UltraPure was engaged in the business of development, design, production, and sale of molded carbon block and molded filtration devices for the liquid filtration business. The effect on future operations related to this write down is not expected to be material.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

As a result of the acquisition of Ametek's Water Filtration Business on August 1, 1997 and the subsequent decision made by the Company in the quarter to exit the market for the sale of consumer products in the department store and mass merchant channels, the Company recorded a merger and restructuring charge of $5.2 million during the three month and nine month periods ended October 31, 1997. The merger and restructuring charge reflects the costs of integrating and streamlining manufacturing, sales, distribution, research and development, and administrative functions completed during the third quarter in the Company's point-of-use business. Included in the $5.2 million merger and restructuring charge are $0.7 million for severance costs related to the elimination of redundant employees, $1.3 million related to the write-down of receivables aggregating $3.1 million in the Consumer Products Division, $2.5 million related to the write-down of excess property, equipment and other assets, and $0.7 million representing legal and other professional fees. The property, equipment and other assets consist principally of fixed assets used in the manufacture of molded carbon block, of which approximately $0.5 million was acquired in the acquisition of UltraPure in January 1996 and the balance of which relates to property and equipment of the Company's Everpure and Consumer Products businesses. The value of these fixed assets is considered to be impaired as a result of improved extruded carbon block technology acquired in the acquisition of Ametek's Water Filtration Business in August 1997. These assets are not expected to generate any significant future cash flows and have therefore been written-down to estimated salvage value, which is not material. The write-down of these assets is not expected to have a material effect on future operations. In addition to the $5.2 million merger and restructuring charge, the Company recorded a charge of $4.2 million to cost of goods sold to write down excess inventory and to establish reserves for excess purchase commitments that resulted from the Company's restructuring plan. Total future cash requirements relating to the merger and restructuring are approximately $1.2 million.


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

Adjusted Income Before Interest and Taxes. Adjusted income before interest and taxes increased $2.2 million, or 16.2%, from $13.6 million for the three month period ended October 31, 1996, to $15.8 million for the three month period ended October 31, 1997. For the nine month period ended October 31, 1997, adjusted income before interest and taxes increased $9.9 million, or 26.1%, to $47.8 million from $37.9 million for the prior year's comparable period due to the reasons described above.

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



  Date: May 14, 1998
        -------------------------