Form 10-K/A
period 1998-01-31
CULLIGAN WATER TECHNOLOGIES INC
filed 1998-05-15
CIK 945382

                                                                      CONFORMED
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the Transition period from __________ to __________

                          COMMISSION FILE NO.  -

                               ----------------

                       CULLIGAN WATER TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              51-0350629
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

         ONE CULLIGAN PARKWAY                           60062
         NORTHBROOK, ILLINOIS                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 205-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                   ON WHICH REGISTERED
      -------------------              -----------------------------
      Common Stock, $.01 par value     New York Stock Exchange, Inc.
      Preferred Stock Purchase Rights  New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,076,530,716 as of April 24, 1998 (based on a closing market price on such date of $58.0625; excludes 7,334,859 shares held by persons who may be deemed to be affiliates of the registrant).

  There were 25,875,754 shares of the registrant's Common Stock ($.01 par value) outstanding as of April 24, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

                                    [None]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

  In fiscal 1997, Culligan, through its newly-formed Consumer Markets Division, launched a line of water filtration products for sale to consumers through retail stores and do-it-yourself outlets and entered into several marketing partnerships for the co-branding of products with partners that are designed to provide rapid channel access and recurring revenue from replacement filter sales. During fiscal 1998, the Company restructured its Consumer business to focus its product offerings on the hybrid and "do-it-yourself" retail market channels. Through Ametek, the Company also markets a full line of water filtration products, consisting primarily of point-of-use filters, to the "do-it yourself" market, plumbing wholesale and OEM markets under the Ametek, Plymouth, American Plumber and other brand names.

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

ENVIRONMENTAL MATTERS

  The Company is subject to Federal, state and local laws relating to environmental protection, including, but not limited to, laws relating to the closure of underground storage tanks and discharges of wastewater. The

Company believes that it is in substantial compliance with applicable environmental laws, and that any compliance costs associated with its ongoing operations will not be material. Compliance with regulations of Federal, state and local authorities regulating the discharge of materials into the environment, or otherwise relating to the environment, has been accomplished without a material effect on the earnings and competitive position of the Company. The Company's reserves for environmental matters currently aggregate $2.3 million which the Company believes are adequate.

  In connection with the Anvil Transaction (see "--Anvil Transaction"), the Company assumed responsibility for future costs of addressing environmental problems at Anvil Knitwear's Asheville Dyeing and Finishing plant (the "Plant") in Swannanoa, North Carolina. A post-closing groundwater monitoring plan is currently being implemented at the Plant pursuant to an Administrative Consent Order (the "Order") entered into with the North Carolina Department of Environment, Health and Natural Resources in 1990 covering the closure of an underground storage tank used by a prior owner that was removed in 1985. Groundwater testing at the Plant and at two adjoining properties have shown levels of a cleaning solvent believed to be from the Plant above action levels under state guidelines. The Company currently estimates that the costs of future site remediation will range from up to $1.0 million to $1.8 million. The Company has established reserves for such matters, which it believes to be adequate, and, as a result, anticipates that the potential costs of further monitoring and corrective measures to address the groundwater problem under the Order and other applicable laws will not have a material adverse effect on the financial position or the results of operations of the Company.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS AND OTHER OFFICERS AND SIGNIFICANT
EMPLOYEES

  Set forth below is certain information regarding each of the executive officers and certain other officers and significant employees of the Company and its principal operating subsidiaries:

      NAME              AGE POSITION
      ----              --- --------
      Douglas A. Pertz  43  President and Chief Executive Officer
                             and Director
      Michael E.        45  Vice President, Finance and Chief Financial Officer
      Salvati
      Edward A.         54  Vice President, General Counsel and Secretary
      Christensen
      Calvin R. Hen-    47  Group President--North America
      drix
      Kenneth I.        51  Group President--International
      Wellings
      Perialwar         58  Sr. Vice President and Chief Technology Officer
      Regunathan
      Diane Frisch      43  Vice President, Human Resources
      Thomas E.         36  Vice President and General Manager, Company-
      Pavlick                owned Division
      Timothy Tousi-    40  Vice President and General Manager, Household,
      gnant                  Commercial and Bottled Water
      Juan Valdes       38  Vice President Operations--North America

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

  Calvin R. Hendrix. Mr. Hendrix joined the Company in his present position in February 1997. From September 1993 to January 1997, he served as Vice President--General Manager of the Irrigation Division of The Toro Company. For more than five years previous to joining Toro, Mr. Hendrix was President of Thermador Corporation, a major kitchen appliance company.

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

  Juan Valdes. Mr. Valdes joined the Company in his present position in June 1997. From 1995 to June 1997 he served on a consulting basis in a variety of operating positions for Autonomous Technologies, Surgijet, Visijet and The Toro Company. Prior to that he served as Director of Manufacturing and Engineering for Pharmacia Intermedics from 1988-1990 and from 1990--1995 he served as Vice President Operations for Pharmacia, Inc.

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

                                                                    APPROXIMATE
                                                                   FACILITY SIZE
                                LOCATION                             (SQ. FT.)
                                --------                           -------------
      Northbrook, IL..............................................    445,000
      Sheboygan, WI...............................................    270,000
      Westmont, IL................................................    110,000
      Bologna, Italy..............................................    118,000
      San Bernardino, CA..........................................     68,000
      Barcelona, Spain............................................     65,000
      High Wycombe, U.K...........................................     60,000
      Shipley, West Yorks, U.K....................................     50,000
      Mississauga, Canada.........................................     42,000
      Hope, Sheffield, U.K........................................     40,000

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

  In February 1998, a complaint was filed by KX Industries, LP and Koslow Technologies Corporation against the Company and its Plymouth Products subsidiary in the United States District Court for the District of Delaware alleging the infringement of a patent for the production of carbon block, false advertising in connection with a carbon block faucet mount filter marketed by the Company's consumer products division, and the misappropriation of certain of KX's trade secrets. On May 12, 1998, the plaintiff in such action filed an amended complaint with the Court ("Amended Complaint"). The Amended Complaint alleges infringement of certain additional patents covering apparatuses for and methods of making carbon block filters by continuous extrusion, false advertising concerning compliance with ANSI/NSF Standard 53 with regard to "Lead Reduction" and "Cyst Reduction" in connection with the marketing of certain carbon block faucet mount filters, and industrial espionage and theft of trade secrets. The Amended Complaint seeks injunctive relief, disgorgement, compensatory and exemplary damages in an unspecified amount. Culligan intends to file an answer and counterclaim with the Court in the near future denying the allegations in the Amended Complaint and countersuing for damages for, among other things, false statements that such carbon block faucet mount filters do not meet ANSI/NSF Standard 53. The Company believes it has meritorious defenses to such action and does not believe that it will have a material adverse effect on its financial condition or the results of operations.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS

MARKET INFORMATION

  Since December 15, 1995, the Company's Common Stock has been traded on the New York Stock Exchange. The high and low sales prices for the Common Stock as reported in the Consolidated Transaction Reporting System for the periods set forth below are as follows:

          PERIOD                                                 HIGH     LOW
          ------                                               -------- --------
      Feb. 1, 1996-Apr. 30, 1996.............................. 33 3/4   27 5/8
      May 1, 1996-July 31,1996................................ 40 3/4   32 3/4
      Aug. 1, 1996-Oct. 31, 1996.............................. 40 1/4   32 7/8
      Nov. 1, 1996-Jan.31, 1997............................... 41 1/8   33
      Feb. 1, 1997-Apr. 30, 1997.............................. 46       33 5/8
      May 1, 1997-July 31, 1997............................... 47 3/8   39 3/8
      Aug. 1, 1997-Oct. 31, 1997.............................. 50 13/16 39 7/8
      Nov. 1, 1997-Jan. 31, 1998.............................. 52 1/4   33 15/16
      Feb. 1, 1998-Apr. 24, 1998.............................. 61 11/16 35 1/4

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

                          PREDECESSOR (A)
                          --------------- SEVEN MONTHS
                            FIVE MONTHS      ENDED     YEAR ENDED YEAR ENDED YEAR ENDED YEAR ENDED
                          ENDED JUNE 30,  JANUARY 31,   JANUARY    JANUARY    JANUARY    JANUARY
                               1993           1994      31, 1995   31, 1996   31, 1997   31, 1998
                          --------------- ------------ ---------- ---------- ---------- ----------
STATEMENTS OF OPERATIONS
 DATA:
Net Sales...............     $109,748       $154,325    $280,051   $304,502   $371,018   $505,744
Cost of Goods Sold (f)..       60,894         87,112     155,829    168,363    205,581    288,851
                             --------       --------    --------   --------   --------   --------
Gross Profit............       48,854         67,213     124,222    136,139    165,437    216,893
Selling, General and
 Administrative (f).....       36,339         50,341      91,989     95,723    113,932    146,807
Administrative Expenses
 Allocated from
 Samsonite (b)..........          --             --        1,095        --         --         --
Write-off of Goodwill
 and In-process Research
 and Development (c)....          --             --          --         --         --      55,803
Merger and Restructuring
 Expenses (d)...........          --           2,103       5,917        --         --       5,236
Amortization of
 Intangible Assets (e)..          731         22,554      38,691     38,802     17,522      5,440
                             --------       --------    --------   --------   --------   --------
Operating Income (Loss).       11,784         (7,785)    (13,470)     1,614     33,983      3,607
Other Income (Expense),
 Net (g)................         (324)         1,919         398      2,867      5,023     32,888
                             --------       --------    --------   --------   --------   --------
Income (Loss) Before
 Interest, Taxes,
 Minority Interest and
 Extraordinary Item.....       11,460         (5,866)    (13,072)     4,481     39,006     36,495
Interest Income.........        1,436            886       1,439      1,576      2,633      1,765
Interest Expense (h)....       (1,039)       (11,576)    (19,085)   (12,426)    (5,490)    (9,903)
Income Taxes............       (4,387)        (3,434)     (5,678)   (14,910)   (20,264)   (32,638)
Minority Interest.......          --             --          --         --         --        (919)
                             --------       --------    --------   --------   --------   --------
Income (Loss) before
 Extraordinary Item.....        7,470        (19,990)    (36,396)   (21,279)    15,885     (5,200)
Extraordinary Item......          --             --          --         --         --        (422)
                             --------       --------    --------   --------   --------   --------
   Net Income (Loss)....     $  7,470       $(19,990)   $(36,396)  $(21,279)  $ 15,885   $ (5,622)
                             ========       ========    ========   ========   ========   ========
PER COMMON SHARE DATA:
Basic:
 Income (Loss) before
  Extraordinary Item....                    $  (1.26)   $  (2.29)  $  (1.30)  $   0.75   $  (0.22)
 Extraordinary Item.....                         --          --         --         --    $   (.02)
                                            --------    --------   --------   --------   --------
   Net Income (Loss)....                    $  (1.26)   $  (2.29)  $  (1.30)  $   0.75   $  (0.24)
                                            ========    ========   ========   ========   ========
Diluted:
 Income (Loss) Before
  Extraordinary Item....                       (1.26)      (2.29)     (1.30)  $   0.74      (0.22)
 Extraordinary Item.....                         --          --         --         --       (0.02)
                                            --------    --------   --------   --------   --------
   Net Income (Loss)....                       (1.26)      (2.29)     (1.30)  $   0.74      (0.24)
                                            --------    --------   --------   --------   --------
Basic Weighted Average
 Number Of Common Shares
 Outstanding (000's)....                      15,889      15,889     16,311     21,091     23,444
Diluted Weighted Average
 Number Of Common Shares
 Outstanding (000's)....                      15,889      15,889     16,311     21,375     23,444
OTHER DATA:
Income (Loss) Before
 Interest, Taxes,
 Minority Interest and
 Extraordinary Item.....     $ 11,460       $ (5,866)   $(13,072)  $  4,481   $ 39,006   $ 36,495
Amortization of
 Reorganization Value in
 Excess of Identifiable
 Assets (e).............          --          21,771      37,322     37,322     15,551        --
Administrative Expenses
 Allocated from
 Samsonite (b)..........          --             --        1,095        --         --         --
Write-off of Goodwill
 and In-Process Research
 and Development (c)....          --             --          --         --         --      55,803
Merger and Restructuring
 Expenses (d)...........                       2,103       5,917        --         --       5,236
Gain on Disposition of
 Investment In Affiliate
 (g)....................          --             --          --         --         --     (31,098)
Gain on Insurance
 Settlement (g).........          --             --          --         --      (1,980)       --
                             --------       --------    --------   --------   --------   --------
Adjusted Income Before
 Interest, Taxes,
 Minority Interest and
 Extraordinary Item.....       11,460         18,008      31,262     41,803     52,577     66,436
All Other Amortization..          731            783       1,369      1,480      1,971      5,440
Depreciation............        3,175          5,696       9,279      9,409     10,091     15,161
                             --------       --------    --------   --------   --------   --------
EBITDA (i)..............     $ 15,366       $ 24,487    $ 41,910   $ 52,692   $ 64,639   $ 87,037
                             ========       ========    ========   ========   ========   ========

(See footnotes beginning on page 18)

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

                                                         YEAR ENDED  YEAR ENDED
                                                         JANUARY 31, JANUARY 31,
                                                            1997        1998
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
      Income before interest, taxes, minority interest
       and extraordinary item..........................    $39,006     $36,495
      Amortization of reorganization value in excess of
       identifiable assets.............................     15,551         --
      Write-off of purchased in-process research and
       development.....................................        --       52,633
      Write-off of goodwill............................        --        3,170
      Merger and restructuring expenses................        --        5,236
      Gain on disposition of investment in affiliate...        --      (31,098)
      Gain on insurance settlement.....................     (1,980)        --
                                                           -------     -------
      Adjusted income before interest, taxes, minority
       interest and extraordinary item.................    $52,577     $66,436
                                                           =======     =======

--------
(a) In June 1993, Samsonite's predecessor, Astrum International Corp. ("Astrum"), completed a financial restructuring pursuant to a plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Plan"). Effective June 30, 1993 and pursuant to SOP 90-7, Astrum and all its subsidiaries, including the Company, were required to adjust their assets and liabilities to their fair ("Fresh Start") values. Due to the effect of SOP 90-7, amortization of intangible assets and interest expense (see notes (e) and (h) below) for the periods before and after June 30, 1993 are not comparable. The information for the predecessor company reflects activity occurring through June 30, 1993, prior to the effective date of the Plan.
(b) Administrative expenses allocated from Samsonite represent certain accounting and management services performed for the benefit of the Company primarily related to Astrum's reorganization and the Spin-off. In prior years, these services were not provided, and are not anticipated to recur on an on-going basis.
(c) During fiscal 1998 the Company wrote off $33.1 million of in-process R&D purchased in connection with the acquisition of the Water Filtration Business of Ametek. As of the purchase date, the Water Filtration Business was engaged in ongoing research and development relating to carbon block extrusion technology which was less labor intensive than competing technologies and a new water filtration product line that is expected to improve the purity of water and flow rates. Both of the projects are proceeding according to schedule. It is estimated that technological and commercial feasibility will be achieved in 6 to 12 months and that their development will not require cash expenditures that are material to the results of operations or financial position of the Company. The principal risks associated with successfully completing such in-process R&D is that other competitors may bring a technologically superior product to market. The Company does not believe that the failure to complete such R&D projects would have a material adverse effect on its results of operations or financial position. The existing technology of the Water Filtration Business acquired was included in goodwill and is being amortized over 40 years.

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

(e) Amortization of intangible assets consists of the following:

                             PREDECESSOR
                             FIVE MONTHS SEVEN MONTHS
                  EXPECTED      ENDED       ENDED     YEAR ENDED  YEAR ENDED  YEAR ENDED  YEAR ENDED
                 USEFUL LIFE  JUNE 30,   JANUARY 31,  JANUARY 31, JANUARY 31, JANUARY 31, JANUARY 31,
                   (YEARS)      1993         1994        1995        1996        1997        1998
                 ----------- ----------- ------------ ----------- ----------- ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
Amortization of
 reorganization
 value in excess
 of identifiable
 assets.........         3      $--        $21,771      $37,322     $37,322     $15,551      $ --
Amortization of
 trademarks and
 other "Fresh
 Start"
 intangibles....        40       --            758        1,300       1,300       1,300      1,300
                  --------      ----       -------      -------     -------     -------     ------
"Fresh Start"
 amortization...                            22,529       38,622      38,622      16,851      1,300
Amortization of
 goodwill.......  10 to 40       699                         18         158         504      3,701
Amortization of
 other
 intangibles....   3 to 40        32            25           51          22         167        439
                                ----       -------      -------     -------     -------     ------
Amortization of
 intangible
 assets.........                $731       $22,554      $38,691     $38,802     $17,522     $5,440
                                ====       =======      =======     =======     =======     ======
Amortization of
 reorganization
 value in excess
 of identifiable
 assets.........
Amortization of
 trademarks and
 other "Fresh
 Start"
 intangibles....
"Fresh Start"
 amortization...
Amortization of
 goodwill.......
Amortization of
 other
 intangibles....
Amortization of
 intangible
 assets.........

                                SEVEN
                               MONTHS       YEAR        YEAR        YEAR        YEAR
                                ENDED       ENDED       ENDED       ENDED       ENDED
                             JANUARY 31, JANUARY 31, JANUARY 31, JANUARY 31, JANUARY 31,
                                1994        1995        1996        1997        1998
                             ----------- ----------- ----------- ----------- -----------
                                               (DOLLARS IN THOUSANDS)
   "Fresh Start"
    depreciation in cost of
    goods sold.............    $1,040      $1,414      $1,077       $603        $304
   "Fresh Start"
    depreciation in
    selling, general and
    administrative.........       520         707         539        301         152
                               ------      ------      ------       ----        ----
   Total "Fresh Start'"
    depreciation...........    $1,560      $2,121      $1,616       $904        $456
                               ======      ======      ======       ====        ====

  "Fresh Start" amortization represents the expense arising solely as a result of "Fresh Start" accounting in accordance with SOP 90-7.
(f) Depreciation included in cost of goods sold and selling, general and administrative related to adjustments of assets and liabilities to fair value in connection with the adoption of SOP 90-7 consists of the following:

  Property and equipment revalued in connection with the adoption of SOP 90-7 are being depreciated over their respective estimated useful lives, primarily ranging from two to six years.
(g) Other income (expense), net for fiscal 1997 includes a gain of $1,980 on an insurance settlement associated with a fire at the Company's Belgian facility in July 1993 and for fiscal 1998 includes a gain on the Company's disposition of its investment in Anvil Holdings, Inc. of $31,098.
(h) Interest expense for periods subsequent to June 30, 1993 includes interest on the $150 million note payable to Samsonite issued in connection with Astrum's reorganization. A principal payment of $20 million to Samsonite and a $30 million contribution by Samsonite to equity capital of the Company on December 1, 1994 and January 31, 1995, respectively, reduced the outstanding principal during fiscal 1995. During July 1995, borrowings under a $150 million credit facility entered into by the Company in July 1995 (the "Credit Facility") were used to repay in full the outstanding balance of the note payable to Samsonite (the "Refinancing").

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

                            JANAURY 31, JANAURY 31,   JANAURY 31,   JANAURY 31,   JANAURY 31,
                               1994        1995          1996          1997          1998
                            ----------- -----------   -----------   -----------   -----------
                                              (DOLLARS IN THOUSANDS)
   BALANCE SHEET DATA:
   Property, Plant and
    Equipment, Net.........  $ 68,043    $ 68,974      $ 70,749      $ 78,740      $144,631
   Total Assets............   331,035     303,431       292,570       337,362       858,263
   Long-Term Debt and
    Capital Lease
    Obligations (Including
    Current Debt)..........   159,404     114,635(a)     48,324(b)     48,645       372,167
   Total Liabilities.......   278,734     255,187       173,481(b)    163,722       560,235
   Stockholders' Equity....    52,301      48,244       119,089(b)    173,640(c)    298,028

--------
(a) During fiscal 1995, a principal payment of $20 million to Samsonite and a $30 million contribution by Samsonite to equity capital of the Company were made on December 1, 1994 and January 31, 1995, respectively, related to the note payable to Samsonite.
(b) During fiscal 1996, the Company completed the sale of 4,025,000 shares of common stock. Net proceeds included in equity capital at January 31, 1996 were approximately $85 million. The Company used such proceeds to repay borrowings under the Credit Facility. Also during fiscal 1996, prior to the Spin-off, Samsonite contributed approximately $5 million to equity capital of the Company.
(c) During fiscal 1997, the Company issued additional shares of common stock upon the exercise of overallotment options granted to underwriters in connection with a secondary public offering of shares of the Company's common stock. The net proceeds included in equity capital at January 31, 1997 were approximately $32 million which includes proceeds from the exercise of stock options by one of the selling stockholders in the offering. In addition, as a result of the exercise of stock options, the Company recognized an income tax benefit of approximately $7.5 million which it recorded as additional paid-in- capital during fiscal 1997.
(d) During fiscal 1998, the Company completed over 35 strategic dealer and complimentary acquisitions with annual revenues of approximately $350 million. Payments for these acquisitions during the year approximated $324 million, financed principally through net borrowings on long-term debt of $284 million and the issuance of common stock. Additionally, the Company had approximately $36 million in capital expenditures associated with a new build, own and operate water treatment facility in the Caribbean, improvements to the Company's management information systems, and the expansion and improvement of various manufacturing operations to support new growth initiatives.

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

                                FISCAL 1996      FISCAL 1997      FISCAL 1998
                              ---------------- ---------------- ----------------
                                      % OF NET         % OF NET         % OF NET
                              DOLLARS  SALES   DOLLARS  SALES   DOLLARS  SALES
                              ------- -------- ------- -------- ------- --------
                                            (DOLLARS IN MILLIONS)
   Net Sales................  $304.5   100.0%  $371.0   100.0%  $505.7   100.0%
   Gross Profit.............   136.1    44.7%   165.4    44.6%   216.9    42.9%
   Selling, General and
    Administrative Expenses.    95.7    31.4%   113.9    30.7%   146.8    29.0%
   Write-off of Goodwill and
    in-process Research and
    Development.............     --               --              55.8
   Merger and Restructuring
    Expenses................     --               --               5.2
   Amortization of
    Intangible Assets.......    38.8             17.5              5.4
                              ------           ------           ------
   Operating Income.........     1.6             34.0              3.6
   Gain on Disposition of
    Investment in Affiliate.     --               --              31.1
   Other Income, Net (a)....     2.9              5.0              1.8
                              ------           ------           ------
   Income Before Interest,
    Taxes, Minority Interest
    and Extraordinary Item..  $  4.5           $ 39.0           $ 36.5
                              ======           ======           ======
   Adjusted Income Before
    Interest, Taxes,
    Minority Interest and
    Extraordinary Item (b)..  $ 41.8    13.7%  $ 52.6    14.2%  $ 66.4    13.1%
   EBITDA(b)................  $ 52.7    17.3%  $ 64.6    17.4%  $ 87.0    17.2%

--------
(a) Other income for fiscal 1997 includes a gain of $2.0 million on an insurance settlement associated with a fire at the Company's Belgian facility in July 1993.
(b) Adjusted income before interest and taxes and EBITDA have been calculated as follows:

                                                                FISCAL
                                                         ----------------------
                                                          1996   1997    1998
                                                         -------------- -------
                                                         (DOLLARS IN MILLIONS)
   Income Before Interest, Taxes, Minority Interest and
    Extraordinary Item.................................  $  4.5 $ 39.0  $  36.5
   Amortization of Reorganization Value in Excess of
    Identifiable Assets................................    37.3   15.6      --
   Write-off of Goodwill and In-Process Research and
    Development........................................     --     --      55.8
   Merger and Restructuring Expenses...................     --     --       5.2
   Gain from Insurance Settlement......................     --    (2.0)     --
   Gain on Disposition of Investment in Affiliate......     --     --     (31.1)
                                                         ------ ------  -------
   Adjusted Income Before Interest, Taxes, Minority
    Interest and Extraordinary Item....................    41.8   52.6     66.4
   All Other Depreciation and Amortization.............    10.9   12.0     20.6
                                                         ------ ------  -------
   EBITDA..............................................  $ 52.7 $ 64.6  $  87.0
                                                         ====== ======  =======

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

  Gross Profit. Gross profit increased to $216.9 million in fiscal 1998 from $165.4 million in fiscal 1997, a 31.1% improvement. Gross profit margins decreased to 42.9% in fiscal 1998 from 44.6% in fiscal 1997. This decrease primarily resulted from a shift in product mix due to a large industrial project in the U.S., which has historically had lower margins, price repositioning of consumer faucet mount product lines, inventory write-offs related to the Company's decision to exit the market for the sale of consumer products in the department store and mass merchant channels, and the overall impact of acquisitions of international commercial/industrial operations completed during the second half of fiscal 1997 and during fiscal 1998.

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

  Write-off of Goodwill and in-process R&D. During fiscal 1998, the Company wrote off $33.1 million of in-process R&D purchased in connection with the acquisition of the Water Filtration Business. As of the purchase date, the Water Filtration Business was engaged in ongoing research and development relating to carbon block extrusion technology which is less labor intensive than competing technologies, and a new water filtration product line that is expected to improve the purity of water and flow rates. Such projects were valued by an independent appraiser using a risk adjusted cash flow model under which the expected cash flows were discounted, taking into account the costs to complete the projects and the life expectancy of the projects. Both of these projects are proceeding according to schedule. It is estimated that technological and commercial feasibility will be achieved in 6 to 12 months and that development will not require cash expenditures that are material to the results of operations or financial position of the Company. The principal risks associated with successfully completing such in-process R&D is that other competitors may bring a technologically superior product to market. The market growth potential of acquired in-process R&D is subject to certain risks, including costs to develop and commercialize such products, the cost and feasibility of production of products utilizing the applicable technologies, introduction of competing technologies, and market acceptance of the products and technologies involved. The Company does not believe that the failure to complete such R&D projects would have a material adverse effect on its results of operations or financial position. This technology is expected to provide an improvement of approximately 100% in operating margins for these particular products as compared to overall historic operating margins of the water filtration business primarily due to anticipated cost reductions. As of the purchase date, Water Filtration Business was selling mold process based water filtration products. These products rely on developed technology and do not rely on the results of the on-going in-process R&D. Revenues derived from Water Filtration

Business's current products are expected to remain constant once the anticipated in-process products are introduced. Most of the future growth is expected to come from the new products. The existing technology of the Water Filtration Business acquired was included in goodwill and is being amortized over 40 years.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable

                                   PART III

ITEMS 10, 11, 12 AND 13.

  See, "Item 1--Executive Officers of the Company" for certain information concerning the Company's officers required by Item 10. The other information required by Items 10, 11, 12, and 13 will be furnished by amendment hereto on or prior to May 31, 1998 or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A with the Securities and Exchange Commission on or prior to May 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)1. FINANCIAL STATEMENTS

      See Index to Financial Statements on page F-1 hereof.

    2. FINANCIAL STATEMENT SCHEDULES

    3. EXHIBITS:

      Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at One Culligan Parkway, Northbrook, IL 60062.

     EXHIBIT
     NUMBER                           DESCRIPTION
     -------                          -----------                           ---
       2.1   Distribution Agreement, dated as of July 14, 1995, between
             Samsonite and the Company.(1)
       3.1   Restated Certificate of Incorporation.(1)
       3.2   Amended and Restated By-Laws.(1)
       4.1   Rights Agreement between the Company and the First National
             Bank of Boston as Rights Agent.(2)
       4.2   Amendment No. 1 dated as of August 27, 1997 between the
             Company and American Stock Transfer and Trust Company as
             successor Rights Agent to the Rights Agreement dated as of
             September 13, 1996 between the Company and First National
             Bank of Boston.(5)
       4.3   Amendment, dated as of February 9, 1998, to the Rights
             Agreement, dated as of September 13, 1996 by and between
             Culligan Water Technologies, Inc. and American Stock
             Transfer and Trust (as Rights Agent), as heretofore
             amended.(6)
      10.1   Credit Agreement dated as of April 30, 1997 (the "Credit
             Agreement") among the Borrowers, as defined therein, Bank of
             America Illinois, as an Administrative Agent, Swing Line
             Lender and Letter of Credit Issuing Lender, Harris Trust
             Savings Bank, as Documentation Agent, The First National
             Bank of Chicago, as Syndication Agent, and the financial
             institutions party thereto.(4)
      10.2   Short-Term Credit Agreement Dated as of April 30, 1997 (the
             "Short-term Credit Agreement") among the Borrowers, as
             defined therein, Bank of America Illinois, as an
             Administrative Agent, Swing Line Lender and Letter of Credit
             Issuing Lender, Harris Trust Savings Bank, as Documentation
             Agent, The First National Bank of Chicago, as Syndication
             Agent, and the financial institutions party thereto. (4)
      10.3   Amendment dated February 13, 1998 to the Credit
             Agreement.(9)
      10.4   Amendment dated February 13, 1998 to the Short Term Credit
             Agreement.(9)
      10.5   Letter Agreement dated as of March 3, 1998 and related other agreements between the Company and The First National Bank of Chicago.(9)
      10.6   Letter Agreement dated as of March 10, 1998 and related
             other agreements between the Company and Bank of America.(9)
      10.7   Letter Agreement dated as of March 10, 1998 and related
             other agreements between the Company and Bank of
             Montreal.(9)

     EXHIBIT
     NUMBER                           DESCRIPTION
     -------                          -----------                           ---
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

--------
(1) Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 0-26630).
(2) Incorporated by reference to the Company's Annual Report on Form 10K for the year ended January 31, 1996.
(3) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on September 16, 1996.
(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997.
(5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1997.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 1997.

(7) Incorporated by reference to the Company's Proxy Statement on Schedule 14A dated April 30, 1996.
(8) Incorporated by reference to the Company's Proxy Statement on Schedule 14A dated May 14, 1997.
(9) Filed herewith.

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

                                          Culligan Water Technologies, Inc.
                                           (Registrant)

                                                /s/ Michael E. Salvati
                                          By: _________________________________
                                                    Michael E. Salvati
                                                  Vice President, Finance
                                                and Chief Financial Officer
                                                 (principal financial and
                                                    accounting officer)

Dated: May 14, 1998

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-2
Consolidated Balance Sheets as of January 31, 1997 and 1998............... F-3
Consolidated Statements of Operations for the years ended January 31,
 1996, 1997 and 1998...................................................... F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended January 31, 1996, 1997 and 1998.................................... F-5
Consolidated Statements of Cash Flows for the years ended January 31,
 1996, 1997 and 1998...................................................... F-6
Notes to Consolidated Financial Statements................................ F-7

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

                                          KPMG Peat Marwick LLP

April 7, 1998
Chicago, Illinois

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE PER SHARE)

                                                        JANUARY 31, JANUARY 31,
                        ASSETS                             1997        1998
                        ------                          ----------- -----------
Current Assets:
  Cash and Cash Equivalents............................  $  8,984    $ 14,293
  Restricted Cash......................................       --        3,287
  Accounts and Notes Receivable, Net of Allowance for
   Doubtful Accounts
   of $5,695 and $7,387 in 1997 and 1998, respectively.    80,843     132,923
  Inventories..........................................    47,213      74,740
  Deferred Income Taxes................................    10,964      16,213
  Net Assets of Discontinued Operations................       --      106,743
  Prepaid Expenses and Other Current Assets............     4,650       3,541
                                                         --------    --------
    Total Current Assets...............................   152,654     351,740
                                                         --------    --------
Property, Plant, and Equipment, Net....................    78,740     144,631
Intangible Assets, Less Accumulated Amortization of
 $117,671 and $178,914
 in 1997 and 1998, respectively........................    76,883     312,699
Other Noncurrent Assets................................    29,085      49,193
                                                         --------    --------
    Total Assets.......................................  $337,362    $858,263
                                                         ========    ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current Liabilities:
  Accounts Payable.....................................  $ 23,867    $ 39,470
  Accrued Expenses.....................................    36,950      90,533
  Short-Term Debt and Current Maturities of Long-Term
   Debt................................................    12,414      34,610
                                                         --------    --------
    Total Current Liabilities..........................    73,231     164,613
                                                         --------    --------
Long-Term Liabilities:
  Long-Term Debt.......................................    36,231     337,557
  Noncurrent and Deferred Income Taxes.................    29,805      30,703
  Other Noncurrent Liabilities.........................    24,455      25,171
                                                         --------    --------
    Total Long-Term Liabilities........................    90,491     393,431
                                                         --------    --------
Minority Interest......................................       --        2,191
                                                         --------    --------
Stockholders' Equity:
  Common Stock ($.01 Par Value; 60,000,000 Shares
   Authorized;
   21,342,957 and 25,814,543 Shares Issued and
   Outstanding at
   January 31, 1997 and 1998, respectively)............       213         258
  Additional Paid-In Capital...........................   235,894     367,602
  Retained Deficit.....................................   (61,780)    (63,879)
  Foreign Currency Translation Adjustment..............      (687)     (5,953)
                                                         --------    --------
    Total Stockholders' Equity.........................   173,640     298,028
                                                         --------    --------
    Total Liabilities and Stockholders' Equity.........  $337,362    $858,263
                                                         ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         YEAR ENDED   YEAR ENDED   YEAR ENDED
                                         JANUARY 31,  JANUARY 31,  JANUARY 31,
                                            1996         1997         1998
                                         -----------  -----------  -----------
Net Sales............................... $   304,502  $   371,018  $   505,744
Cost of Goods Sold......................     168,363      205,581      288,851
                                         -----------  -----------  -----------
  Gross Profit..........................     136,139      165,437      216,893
Selling, General, and Administrative....      95,723      113,932      146,807
Write-off of Goodwill and In-process
 Research
 and Development........................         --           --        55,803
Merger and Restructuring Expenses.......         --           --         5,236
Amortization of Intangible Assets.......      38,802       17,522        5,440
                                         -----------  -----------  -----------
  Operating Income......................       1,614       33,983        3,607
Interest Income.........................       1,576        2,633        1,765
Interest Expense on Indebtedness to
 Former Parent..........................      (5,207)         --           --
Interest Expense--Other.................      (7,219)      (5,490)      (9,903)
Other, Net..............................       2,867        5,023       32,888
                                         -----------  -----------  -----------
  Income (Loss) Before Income Taxes,
   Minority Interest
   and Extraordinary Item...............      (6,369)      36,149       28,357
Income Taxes............................      14,910       20,264       32,638
Minority Interest.......................         --           --           919
                                         -----------  -----------  -----------
    Net Income (Loss) before
     Extraordinary Item................. $   (21,279) $    15,885  $    (5,200)
Extraordinary Item (Net of Tax Benefit
 of $272)...............................         --           --          (422)
                                         -----------  -----------  -----------
    Net Income (Loss)................... $   (21,279) $    15,885  $    (5,622)
                                         ===========  ===========  ===========
Basic Income (Loss) Per Share:
  Income (Loss) before Extraordinary
   Item................................. $     (1.30) $      0.78  $     (0.22)
  Extraordinary Item....................         --           --         (0.02)
                                         -----------  -----------  -----------
    Net Income (Loss) Per Share......... $     (1.30) $      0.78  $     (0.24)
                                         ===========  ===========  ===========
Weighted Average Shares Of Common Stock
 Outstanding............................  16,311,426   20,356,046   23,444,322
                                         ===========  ===========  ===========
Diluted Income (Loss) Per Share:
  Income (Loss) Before Extraordinary
   Item.................................       (1.30) $      0.74        (0.22)
  Extraordinary Item....................         --           --         (0.02)
                                         -----------  -----------  -----------
    Net Income (Loss) Per Share.........       (1.30) $      0.74        (0.24)
                                         ===========  ===========  ===========
Weighted Average Shares Of Common Stock
 Outstanding............................  16,311,426   21,374,672   23,444,322
                                         ===========  ===========  ===========

          See Accompanying Notes to Consolidated Financial Statements.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT SHARES OUTSTANDING)

                           COMMON STOCK                           FOREIGN
                         ---------------- ADDITIONAL RETAINED    CURRENCY       TOTAL
                                     PAR   PAID-IN   EARNINGS   TRANSLATION STOCKHOLDERS'
                           SHARES   VALUE  CAPITAL   (DEFICIT)  ADJUSTMENT     EQUITY
                         ---------- ----- ---------- ---------  ----------- -------------
Balance at January 31,
 1995................... 15,889,450 $159   $105,815  $ (56,386)  $ (1,344)    $ 48,244
  Capital Contribution
   from Former Parent...        --   --       4,785        --         --         4,785
  Sale of Common Stock..  4,025,000   40     94,547        --         --        94,587
  Costs of Issuance and
   Distribution.........             --      (9,191)       --         --        (9,191)
  Net Loss..............             --         --     (21,279)       --       (21,279)
  Foreign Currency
   Translation
   Adjustment, Net......             --         --         --       1,943        1,943
                         ---------- ----   --------  ---------   --------     --------
Balance at January 31,
 1996................... 19,914,450  199    195,956    (77,665)       599      119,089
  Sale of Common Stock..    749,239    7     28,183        --         --        28,190
  Costs of Issuance and
   Distribution.........                     (1,584)       --         --        (1,584)
  Exercise of Stock
   Options..............    679,268    7      5,784        --         --         5,791
  Income Tax Benefit
   from Exercise of
   Stock Options........             --       7,555        --         --         7,555
  Net Income............             --         --      15,885        --        15,885
  Foreign Currency
   Translation
   Adjustment, Net......             --         --         --      (1,286)      (1,286)
                         ---------- ----   --------  ---------   --------     --------
Balance at January 31,
 1997................... 21,342,957  213    235,894    (61,780)      (687)     173,640
  Costs of Issuance and
   Distribution.........                         25        --         --            25
  Exercise of Stock
   Options..............     56,800  --         735        --         --           735
  Income Tax Benefit
   from Exercise of
   Stock Options........        --   --         598        --         --           598
  Shares Issued Pursuant
   to Directors' Stock
   Plan.................      6,974  --         274        --         --           274
  Issuance of Common
   Stock in Connection
   With Acquisitions....  4,407,812   45    130,076      3,523        --       133,644
  Net Loss..............        --   --         --      (5,622)       --        (5,622)
  Foreign Currency
   Translation
   Adjustment, Net......        --   --         --         --      (5,266)      (5,266)
                         ---------- ----   --------  ---------   --------     --------
Balance at January 31,
 1998................... 25,814,543 $258   $367,602   $(63,879)   $(5,953)    $298,028
                         ========== ====   ========  =========   ========     ========

          See Accompanying Notes to Consolidated Financial Statements.

               CULLIGAN WATER TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                 YEAR ENDED       YEAR ENDED       YEAR ENDED
                              JANUARY 31, 1996 JANUARY 31, 1997 JANUARY 31, 1998
                              ---------------- ---------------- ----------------
Cash Flows from Operating
 Activities:
  Net Income (Loss).........     $ (21,279)        $ 15,885        $  (5,622)
  Adjustments to Reconcile
   Net Income (Loss) to Net
   Cash Provided by
   Operating Activities:
    Write-off of Goodwill
     and In-process R&D.....           --               --            55,803
    Depreciation............         9,409           10,091           15,161
    Amortization............        38,802           17,522            5,440
    (Gain)/Loss on Sales of
     Assets.................          (295)            (382)              26
    Gain on Disposition of
     Investment in
     Affiliate..............           --               --           (31,098)
    Insurance Settlement....           --            (1,980)             --
    Deferred Income Taxes...           255             (299)          (5,670)
    Changes in Assets and
     Liabilities:
      Receivables, Net......        (5,845)         (10,230)         (12,409)
      Inventories...........         3,575           (6,626)          (7,998)
      Other Current Assets..        (1,659)            (636)           5,015
      Accounts Payable and
       Accrued Expenses.....        (6,962)             345           (3,887)
      Other, Net............        (2,635)          (7,157)          (7,808)
                                 ---------         --------        ---------
        Net Cash Provided by
         Operating
         Activities.........        13,366           16,533            6,953
                                 ---------         --------        ---------
Cash Flows from Investing
 Activities:
  Proceeds from Sales of
   Assets...................         2,093            6,323            2,219
  Proceeds from Insurance
   Settlement...............           --             4,500              --
  Proceeds from Disposition
   of Investment in
   Affiliate................           --               --            50,897
  Capital Expenditures......        (8,841)         (17,043)         (35,528)
  Payments for Acquisitions.       (13,872)         (20,745)        (216,912)
  Net Assets of Discontinued
   Operations...............           --               --          (106,743)
  Restricted Cash Held in
   Escrow for Protean
   Acquisition..............           --               --            (3,287)
                                 ---------         --------        ---------
        Net Cash Used in
         Investing
         Activities.........       (20,620)         (26,965)        (309,354)
                                 ---------         --------        ---------
Cash Flows from Financing
 Activities:
  Net Proceeds from Sale of
   Common Stock.............        85,396           26,606               25
  Proceeds from Exercise of
   Stock Options............           --             5,791              735
  Funding to Former Parent,
   Net......................      (111,125)          (6,743)             --
  Net Borrowings
   (Repayments) of Long-term
   Debt.....................        32,616          (11,165)         284,460
  Net Short-term Borrowings
   (Repayments).............        (2,099)           1,336           23,339
                                 ---------         --------        ---------
        Net Cash Provided by
         Financing
         Activities.........         4,788           15,825          308,559
                                 ---------         --------        ---------
Effect of Foreign Exchange
 Rate Changes on Cash.......           417             (286)            (849)
                                 ---------         --------        ---------
Net Increase (Decrease) in
 Cash and Cash Equivalents..        (2,049)           5,107            5,309
Cash and Cash Equivalents at
 Beginning of Year..........         5,926            3,877            8,984
                                 ---------         --------        ---------
Cash and Cash Equivalents at
 End of Year................     $   3,877         $  8,984        $  14,293
                                 =========         ========        =========
Supplemental Disclosures of
 Cash Flow Information:
  Cash Paid During the Year
   for:
  Interest (Including to
   Former Parent)...........     $  12,149         $  5,236        $   6,980
  Income Taxes (Excluding to
   Former Parent)...........     $   8,086         $ 12,618        $  37,064
Supplemental Schedule of
 Noncash Financing
 Activities:
  Former Parent Contribution
   to Equity Capital........     $   4,785         $    --         $     --

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

      Buildings and improvements.................................. 3 to 40 years
      Furniture and fixtures...................................... 4 to 10 years
      Machinery and equipment..................................... 3 to 10 years

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

      Reorganization value in excess of identifiable assets.....        3 years
      Tradenames................................................       40 years
      Goodwill.................................................. 10 to 40 years
      Other intangible assets...................................  3 to 40 years

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

 Computer Software

  In 1998, the Company chose to adopt AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The amount capitalized as of January 31, 1998, was $797. Software assets are classified as property, plant and equipment and will be amortized over periods of up to seven years.

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(2) INVENTORIES

  Inventories at January 31, 1997 and 1998 consisted of the following:

                                                                  1997    1998
                                                                 ------- -------
      Raw materials............................................. $19,137 $15,499
      Work in process...........................................   7,788   8,947
      Finished goods............................................  20,288  50,294
                                                                 ------- -------
          Total................................................. $47,213 $74,740
                                                                 ======= =======

(3) PROPERTY, PLANT, AND EQUIPMENT

  Property, plant, and equipment at January 31, 1997 and 1998 consisted of the following:

                                                               1997      1998
                                                             --------  --------
      Land and land improvements............................ $ 21,113  $ 22,639
      Buildings.............................................   28,289    45,820
      Machinery and equipment...............................   51,132   121,423
                                                             --------  --------
                                                              100,534   189,882
      Less accumulated depreciation.........................  (21,794)  (45,251)
                                                             --------  --------
          Total............................................. $ 78,740  $144,631
                                                             ========  ========

(4) ACQUISITIONS, DISCONTINUED OPERATIONS AND DIVESTITURES

 Acquisitions and Discontinued Operations

  In August, 1997 the Company completed a $157 million acquisition of the Water Filtration Business of Ametek, Inc. (the "Water Filtration Business"), by merging a wholly owned subsidiary of the Company into Ametek, Inc. immediately following the spin-off of Ametek's non-water filtration operations. As a result of the merger, which was accounted for under the purchase method, each share of Ametek common stock was converted into the right to receive .105 shares of common stock of the Company (or an aggregate of 3,466,667 shares of the Company's common stock resulting in additional paid in capital of $129.3 million) and cash in lieu of fractional shares. The Water Filtration Business, located in Sheboygan Wisconsin, manufactures and markets point of use water filtration and treatment products and is a leading supplier in the do-it-yourself, plumbing wholesale and commercial/industrial water treatment markets. The excess of fair value of net assets acquired of $51.2 million reflects the portion of purchase price, which could not be allocated to other intangible asset categories. Excess fair value of purchase price and developed technology are being amortized on a straight-line basis over a 40-year period. The acquisition includes $33.1 million of purchased in-process research and development which was charged to expense during the year ended January 31, 1998 since the technology had not reached technological feasibility and was determined to have no alternative future use. This technology is expected to provide an improvement of approximately 100% in operating margins for these particular products as compared to overall historic operating margins of the water filtration business primarily due to anticipated cost reductions. As of the purchase date, Water Filtration Business was selling mold process based water filtration products. These products rely on developed technology and do not rely on the results of the on-going in-process R&D. Revenues derived from Water Filtration Business's current products are expected to remain constant once the anticipated in-process products are introduced. Most of the future growth is expected to come from the new products. A final determination of the allocation of purchase price including the valuation of patents, trademarks and tradenames, required purchase accounting adjustments related to the finalization of Ametek's adjusted net worth as of the acquisition date, and

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

certain final balance sheet purchase price adjustments under the Ametek acquisition agreement have not been made. The Company does not believe that the operating results of financial condition of the Company will be materially impacted based upon the finalization of those allocations.

  The allocation of purchase price relating to Ametek's in-process research and development of $33.1 million was finalized during the fourth quarter of the Company's fiscal year resulting in an additional charge during the fourth quarter of $16.1 million.

  The additional allocation was attributable to the finalization of such information that required internal and external verification or validation of the following:

    a. Information regarding forecasted revenues and expected cashflows from internal and external marketing inquiries of Ametek's Series 2000 product line.

    b. Verification of anticipated material and product cost structures from outside suppliers based upon various formulation scenarios for the extended carbon block technology.

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

  In connection with the acquisition, the Company decided to divest the Analytical and Thermal Equipment Division of Protean within the next 12 months as these businesses do not fit the Company's long-term strategic objectives. This Division consists of eight operating units involved in the manufacture and sale of analytical and thermal equipment and consumables principally for use in medical, academic, research and industrial laboratories worldwide. These operations are reflected as discontinued operations for all periods presented in the accompanying combined financial statements at the estimated proceeds from the sale of such operations plus the estimated cash flows during the holding period less the estimated interest on debt associated with the discontinued operations. The results of the discontinued operations of Protean have been excluded from the Consolidated Statements of Operations as the Company intends to sell such operations within one year of the date of acquisition. The net income of the discontinued operations of Protean from the acquisition date to January 31, 1998 amounted to $112, which was recorded as a reduction to Net Assets of Discontinued Operations in the accompanying Consolidated Balance Sheet at January 31, 1998.

  The acquisition of Protean has been accounted for as a purchase and, accordingly, the results of Protean's continuing operations are included in the Company's consolidated statements of income from the date of acquisition. The fair market value of Protean's assets and liabilities from continuing operations has been included in the Consolidated Balance Sheet at January 31, 1998. The excess of fair value of continuing net assets acquired of $40.4 million is being amortized on a straight-line basis over 40 years. The acquisition includes $19.5 million of purchased in-process research and development which was charged to expense during the year ended January 31, 1998 since the technology had not reached technological feasibility and was determined to have no alternative

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

future use. The allocation of purchase price to goodwill and other intangible assets including customer lists, patents, and workforce in place, is preliminary and the final allocation is not expected to be material to the Company's results of operations or financial position.

  Summarized below are the unaudited pro forma results of operations of the Company as though the Water Filtration Business of Ametek, Inc. and the continuing operations of Protean had been acquired at the beginning of the Company's fiscal year ended January 31, 1997:

                                                         JANUARY 31, JANUARY 31,
                                                            1997        1998
                                                         ----------- -----------
                                                             (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
      Revenues..........................................  $500,490    $596,066
      Net Income (Loss).................................  $ 17,725    $ (4,755)
      Basic Income per share............................  $   0.74    $  (0.19)
      Diluted Income per share..........................  $   0.71    $  (0.19)

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

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

(6) INTANGIBLE ASSETS

  Intangible assets, net of accumulated amortization, at January 31, 1997 and 1998 consist of the following:

                                                                 1997     1998
                                                                ------- --------
      Trademarks............................................... $44,160 $ 42,947
      Goodwill................................................. $26,424 $215,258
      Developed technology..................................... $   --  $ 37,379
      Other intangible assets ................................. $ 6,299 $ 17,115
                                                                ------- --------
          Total................................................ $76,883 $312,699
                                                                ======= ========

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  Amortization of intangible assets consists of the following:

                                   EXPECTED
                                    USEFUL  YEAR ENDED  YEAR ENDED  YEAR ENDED
                                     LIFE   JANUARY 31, JANUARY 31, JANUARY 31,
                                   (YEARS)     1996        1997        1998
                                   -------- ----------- ----------- -----------
      Amortization of
       reorganization value in
       excess of identifiable
       assets....................     3       $37,322     $15,551     $  --
      Amortization of trademarks
       and other "Fresh Start"
       intangibles...............     40        1,300       1,300      1,300
                                              -------     -------     ------
      "Fresh Start" amortization.              38,622      16,851      1,300
      Amortization of goodwill
       and developed
       technologies..............  10 to 40       158         504      3,701
      Amortization of other
       intangibles...............  3 to 40         22         167        439
                                              -------     -------     ------
          Total..................             $38,802     $17,522     $5,440
                                              =======     =======     ======

  "Fresh Start" amortization represents the expense arising from the adoption of "Fresh Start" accounting in accordance with SOP 90-7.

(7) ACCRUED EXPENSES

  Accrued expenses at January 31, 1997 and 1998 consist of the following:

                                                                 1997    1998
                                                                ------- -------
      Accrued wages and other compensation..................... $15,512 $20,402
      Accrued professional fees................................   2,153  10,021
      Deferred income..........................................   3,502   8,323
      Accrued warranty expense.................................   1,365   4,153
      Accruals for claims in litigation (see Note 16)..........   3,312   1,122
      Other....................................................  11,106  46,512
                                                                ------- -------
          Total................................................ $36,950 $90,533
                                                                ======= =======

(8) FINANCING ARRANGEMENTS

  The Company's debt at January 31, 1997 and 1998 is summarized as follows:

                                                     1997             1998
                                      CURRENT   --------------- ----------------
                                      INTEREST           LONG-           LONG-
                                       RATES    CURRENT  TERM   CURRENT   TERM
                                      --------  ------- ------- ------- --------
      Notes payable to banks......... 4.0-10.0% $ 9,549 $29,294 $31,762 $328,779
      Other.......................... 6.5-12.0%   2,865   6,937   2,848    8,778
                                                ------- ------- ------- --------
          Total......................           $12,414 $36,231 $34,610 $337,557
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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

for income taxes has been computed as if the Company had filed its own U.S. federal and state income tax returns. The provision for income taxes is as follows:

                                             YEAR ENDED  YEAR ENDED  YEAR ENDED
                                             JANUARY 31, JANUARY 31, JANUARY 31,
                                                1996        1997        1998
                                             ----------- ----------- -----------
      Currently payable:
        U.S. federal........................   $ 8,793     $12,516     $24,970
        State...............................     1,537       2,956       4,787
        Non-U.S.............................     3,650       4,966       7,060
                                               -------     -------     -------
          Total currently payable...........   $13,980     $20,438     $36,817
                                               =======     =======     =======
      Deferred:
        U.S. federal........................   $ 1,067     $ 1,122     $(3,826)
        State...............................       (24)       (708)       (692)
        Non-U.S.............................      (113)       (588)        339
                                               -------     -------     -------
          Total deferred....................       930        (174)     (4,179)
                                               -------     -------     -------
            Total income taxes..............   $14,910     $20,264     $32,638
                                               =======     =======     =======

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 1997 and 1998 are presented below:

                                                              1997      1998
                                                            --------  --------
      Deferred tax assets:
        Accounts and notes receivable...................... $  3,259  $  2,556
        Inventories........................................    3,527     4,199
        Insurance and litigation accruals..................    2,822     3,051
        Pension and postretirement benefits................    4,654     5,044
        Other accruals.....................................    6,884    10,776
        Net operating loss carryforwards...................    4,143     4,415
        Other..............................................      469       440
                                                            --------  --------
          Total gross deferred tax assets..................   25,758    30,481
        Less valuation allowance...........................   (2,892)   (2,992)
                                                            --------  --------
      Net deferred tax assets..............................   22,866    27,489
                                                            --------  --------
      Deferred tax liabilities:
        Property, plant, and equipment.....................  (10,306)  (12,788)
        Trademarks and other intangible assets.............  (19,051)  (19,898)
        Unremitted earnings................................   (2,550)      --
                                                            --------  --------
          Total gross deferred tax liabilities.............  (31,907)  (32,686)
                                                            --------  --------
          Net deferred tax liabilities..................... $ (9,041) $ (5,197)
                                                            ========  ========

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

  Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes, minority interest and extraordinary item as a result of the following:

                                           YEAR ENDED  YEAR ENDED  YEAR ENDED
                                           JANUARY 31, JANUARY 31, JANUARY 31,
                                              1996        1997        1998
                                           ----------- ----------- -----------
      Income (loss) before income taxes,
       minority interest and
       extraordinary item:
        U.S..............................    $(9,715)    $17,732     $11,222
        Non-U.S..........................      3,346      18,417      17,135
                                             -------     -------     -------
          Total..........................    $(6,369)    $36,149     $28,357
                                             =======     =======     =======
      Income taxes computed at the U.S.
       federal statutory income tax rate.    $(2,229)    $12,652     $ 9,925
      State income taxes, net of U.S.
       federal Income tax benefit........        983       1,461       2,662
      Non-U.S. rate differential.........      2,366      (2,068)      1,402
      Amortization and write-off of
       nondeductible intangible assets...     13,063       5,443      20,233
      Change in valuation allowance......     (1,691)      1,159         100
      Unremitted Earnings................        487       1,155      (1,402)
      Other, net.........................      1,931         462        (282)
                                             -------     -------     -------
          Total..........................    $14,910     $20,264     $32,638
                                             =======     =======     =======

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  Net periodic pension cost includes the following components:

                                             YEAR ENDED  YEAR ENDED  YEAR ENDED
                                             JANUARY 31, JANUARY 31, JANUARY 31,
                                                1996        1997        1998
                                             ----------- ----------- -----------
      Service cost..........................   $ 1,196     $1,421      $1,345
        Interest cost.......................     3,297      3,415       3,692
        Actual return on plan assets........   (11,289)    (7,362)     (8,590)
        Net amortization and deferral.......     7,727      3,435       4,287
                                               -------     ------      ------
          Net periodic pension cost.........   $   931     $  909      $  734
                                               =======     ======      ======

  The following table presents the plans' status reconciled with amounts recognized as other non-current liabilities in the Consolidated Balance Sheets at January 31, 1997 and 1998:

                                            ACCUMULATED       ASSETS EXCEED
                                             BENEFITS          ACCUMULATED
                                           EXCEED ASSETS        BENEFITS
                                          ----------------  ------------------
                                           1997     1998      1997      1998
                                          -------  -------  --------  --------
   Actuarial present value of benefit
    obligations:
     Vested.............................  $(1,942) $(3,169) $(37,042) $(41,838)
     Nonvested..........................      --      (245)   (1,845)   (2,156)
                                          -------  -------  --------  --------
   Accumulated benefit obligations......  $(1,942) $(3,414) $(38,887) $(43,994)
                                          =======  =======  ========  ========
   Projected benefit obligations........  $(2,011) $(3,482) $(44,978) $(50,577)
   Fair value of plan assets,
    principally equity securities, and
    corporate and government bonds......      --     1,119    56,536    62,249
                                          -------  -------  --------  --------
   Projected benefit obligations (in
    excess of) less than plan assets....   (2,011)  (2,363)   11,558    11,672
   Unrecognized net gain from past
    experience different from that
    assumed and effect of changes in
    assumptions.........................   (1,073)    (405)  (10,222)  (11,692)
   Prior service cost not yet recognized
    in net periodic pension cost........      112      262      (955)     (185)
                                          -------  -------  --------  --------
   Prepaid (accrued) pension cost.......  $(2,972) $(2,506) $    381  $   (205)
                                          =======  =======  ========  ========

                                                       1996   1997      1998
                                                       ----  -------  ---------
   Actuarial assumptions were:
     Discount rates................................... 7.50% 8.0-8.5% 6.25%-8.5%
     Rates of increase in compensation levels......... 6.00     5.00  3.75-6.00
     Expected long-term rate of return on assets...... 8.50     8.50       8.50

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

  The following table presents the plan's status reconciled with amounts recognized as other noncurrent liabilities in the Consolidated Balance Sheets at January 31, 1997 and 1998:

                                                                   1997   1998
                                                                  ------ ------
      Accumulated postretirement benefit obligation:
        Retirees................................................. $2,473 $2,638
        Fully eligible active plan participants..................  1,741  2,002
        Other active plan participants...........................  2,449  2,787
                                                                  ------ ------
      Accumulated postretirement benefit obligation in excess of plan assets...............................................  6,663  7,427
      Unrecognized net loss......................................  1,483  1,154
                                                                  ------ ------
          Accrued postretirement benefit cost.................... $8,146 $8,581
                                                                  ====== ======

  Net periodic postretirement benefit cost includes the following components:

                                             YEAR ENDED  YEAR ENDED  YEAR ENDED
                                             JANUARY 31, JANUARY 31, JANUARY 31,
                                                1996        1997        1998
                                             ----------- ----------- -----------
      Service cost..........................    $219        $195        $173
      Interest cost.........................     467         483         512
      Net amortization and deferral.........     (74)        (45)        (74)
                                                ----        ----        ----
          Net periodic postretirement
           benefit cost.....................    $612        $633        $611
                                                ====        ====        ====

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Canada and the Caribbean. Information regarding the Company's operations in the United States and internationally are presented below:

                                             YEAR ENDED  YEAR ENDED  YEAR ENDED
                                             JANUARY 31, JANUARY 31, JANUARY 31,
                                                1996        1997        1998
                                             ----------- ----------- -----------
      Net sales:
        United States.......................  $203,441    $265,904    $358,265
        Europe..............................   102,607     105,558     142,752
        Other non-U.S.......................    14,284      18,065      37,455
        Intercompany sales..................   (15,830)    (18,509)    (32,728)
                                              --------    --------    --------
          Consolidated net sales............  $304,502    $371,018    $505,744
                                              ========    ========    ========
      Operating income (loss):
        United States.......................  $ (9,027)   $ 19,617    $  3,555
        Europe..............................     8,315      13,044      (4,609)
        Other non-U.S.......................     2,655       2,471       6,350
        Adjustments and eliminations........      (329)     (1,149)     (1,689)
                                              --------    --------    --------
          Consolidated operating income.....  $  1,614    $ 33,983    $  3,607
                                              ========    ========    ========
      Depreciation expense
        United States.......................  $  5,921    $  7,234    $ 10,009
        Europe..............................     1,418       1,287       2,077
        Other non-U.S.......................       194         404       2,359
        Corporate...........................     1,876       1,166         716
                                              --------    --------    --------
          Total depreciation expense........  $  9,409    $ 10,091    $ 15,161
                                              ========    ========    ========
      Amortization expense
        United States.......................  $     23    $    382    $  2,576
        Europe..............................       157         152         684
        Other non-U.S.......................         0         138         722
        Corporate...........................    38,622      16,850       1,458
                                              --------    --------    --------
          Total amortization expense........  $ 38,802    $ 17,522    $  5,440
                                              ========    ========    ========

                                                                 JANUARY 31,
                                                              -----------------
                                                                1997     1998
                                                              -------- --------
      Identifiable assets:
        United States........................................ $179,438 $416,611
        Europe...............................................   74,613  317,987
        Other non-U.S........................................   15,972   60,523
        Corporate............................................   67,339   63,142
                                                              -------- --------
      Consolidated identifiable assets....................... $337,362 $858,263
                                                              ======== ========
      Capital Expenditures:
        United States........................................ $ 12,702 $ 22,009
        Europe...............................................    2,601    4,204
        Other non-U.S........................................    1,740    9,315
        Corporate............................................        0        0
                                                              -------- --------
          Total Capital Expenditures......................... $ 17,043 $ 35,528
                                                              ======== ========

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(18) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                          FIRST    SECOND   THIRD     FOURTH
                                         QUARTER  QUARTER  QUARTER    QUARTER
                                         -------  -------- --------  ---------
Year Ended January 31, 1997:
  Net sales............................. $83,390  $ 91,922 $ 97,104  $  98,602
  Gross profit..........................  36,738    41,372   42,610     44,717
  Net income (loss)..................... $(3,348) $  2,761 $  7,951  $   8,521
                                         =======  ======== ========  =========
Basic Income (Loss) Per Share:
  Income (Loss) Before Extraordinary
   Item.................................   (0.17)     0.14     0.40       0.40
  Extraordinary Item....................     --        --       --         --
                                         -------  -------- --------  ---------
    Net Income (Loss) Per Share.........   (0.17)     0.14     0.40       0.40
                                         =======  ======== ========  =========
Diluted Income (Loss) Per Share:
  Income (Loss) Before Extraordinary
   Item.................................   (0.17)     0.13     0.37       0.39
  Extraordinary Item....................     --        --       --         --
                                         -------  -------- --------  ---------
    Net income (Loss) Per Share.........   (0.17)     0.13     0.37       0.39
                                         =======  ======== ========  =========
Year Ended January 31, 1998:
  Net sales............................. $99,403  $114,765 $140,086  $ 151,490
  Gross profit..........................  45,049    49,757   57,002     65,085
  Net income (loss)..................... $26,592  $  9,472 $(15,160) $ (26,526)
                                         =======  ======== ========  =========
Basic Income (Loss) Per Share:
  Income (Loss) Before Extraordinary
   Item.................................    1.26      0.44    (0.61)     (1.03)
  Extraordinary Item....................   (0.02)      --       --         --
                                         -------  -------- --------  ---------
    Net Income (Loss) Per Share.........    1.24      0.44    (0.61)     (1.03)
                                         =======  ======== ========  =========
Diluted Income (Loss) Per Share:
  Income (Loss) Before Extraordinary
   Item.................................    1.22      0.43    (0.61)     (1.03)
  Extraordinary Item....................   (0.02)      --       --         --
                                         -------  -------- --------  ---------
    Net Income (Loss) Per Share.........    1.20      0.43    (0.61)     (1.03)
                                         =======  ======== ========  =========

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  A summary of the status of the Company's fixed stock option activity as of January 31, 1996, 1997, and 1998, and changes during the years ended on those dates is presented below:

                                    1996               1997                1998
                             ------------------ ------------------- -------------------
                                       WEIGHTED            WEIGHTED            WEIGHTED
                                       AVERAGE             AVERAGE             AVERAGE
                                       EXERCISE            EXERCISE            EXERCISE
   FIXED OPTIONS              SHARES    PRICE    SHARES     PRICE    SHARES     PRICE
   -------------             --------- -------- ---------  -------- ---------  --------
   Outstanding at beginning
    of year................    286,666  $ 9.98  1,256,434   $ 9.74  1,028,766   $22.32
   Granted.................
     1995 Plan.............    298,600  $12.58    362,500   $35.49     57,500   $42.09
     1997 Plan.............        --             120,000   $33.25        --
   Options granted outside
    the plans..............    671,168  $ 8.37        --                  --
     Exercised.............        --            (662,768)  $ 8.43    (32,320)  $12.93
     Cancelled.............        --             (47,400)  $11.33   (100,740)  $25.54
                             ---------          ---------           ---------
   Outstanding at end of
    year...................  1,256,434  $ 9.74  1,028,766   $22.32    953,206   $22.66
                             =========          =========           =========
   Options exercisable at
    year-end...............    810,923            296,530             531,466
   Weighted-average fair
    value of options
    granted during the
    year...................  $    4.81          $   13.03           $   14.07

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  The following table summarizes information about the Company's fixed stock options outstanding at January 31, 1998:

                                OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                             -------------------------- ---------------------
                   NUMBER                     WEIGHTED-   NUMBER    WEIGHTED-
      RANGE OF   OUTSTANDING WEIGHTED-AVERAGE  AVERAGE  EXERCISABLE  AVERAGE
      EXERCISE   JANUARY 31,    REMAINING     EXERCISE  JANUARY 31, EXERCISE
       PRICES       1998     CONTRACTUAL LIFE   PRICE      1998       PRICE
      --------   ----------- ---------------- --------- ----------- ---------
       $ 7.87       17,500            --       $ 7.87      17,500    $ 7.87
       $ 9.98      286,666      7.0 years      $ 9.98     286,666    $ 9.98
       $12.23      198,040      7.8 years      $12.59     100,700    $12.49
      $33.13-
       $46.01      451,000      8.0 years      $35.70     126,600    $35.10
                   -------                                -------
                   953,206      7.5 years      $22.65     531,466    $16.37
                   =======                                =======

  A summary of the status of the Company's performance based stock option activity as of January 31, 1996, 1997, and 1998, and changes during the years ended on those dates is presented below:

                                  1996 WEIGHTED-          1997 WEIGHTED-          1998 WEIGHTED-
                                     AVERAGE                 AVERAGE                 AVERAGE
  PERFORMANCE OPTIONS     SHARES  EXERCISE PRICE SHARES   EXERCISE PRICE SHARES   EXERCISE PRICE
  -------------------     ------- -------------- -------  -------------- -------  --------------
Outstanding at beginning
 of year................  204,760     $ 9.98     430,660      $11.10     742,660      $22.86
 Granted
  1995 Plan.............  225,900     $12.11     195,000      $35.24      19,500      $38.09
  1997 Plan.............      --                 180,000      $33.25         --
  Exercised.............      --                 (16,500)     $10.92     (24,480)     $12.89
  Cancelled.............      --                 (46,500)     $10.37      (2,010)     $27.97
                          -------                -------                 -------
Outstanding at end of
 year...................  430,660     $11.10     742,660      $22.86     735,670      $23.72
                          =======                =======                 =======
Options exercisable at
 year-end...............  105,153                194,212                 380,710
Weighted-average fair
 value of options
 granted during the
 year...................  $  4.84                $ 12.81                 $ 13.18

  The following table summarizes information about the Company's performance based stock options outstanding at January 31, 1998:

                                OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                             -------------------------- ---------------------
                   NUMBER       WEIGHTED-     WEIGHTED-   NUMBER    WEIGHTED-
      RANGE OF   OUTSTANDING     AVERAGE       AVERAGE  EXERCISABLE  AVERAGE
      EXERCISE   JANUARY 31,    REMAINING     EXERCISE  JANUARY 31, EXERCISE
       PRICES       1998     CONTRACTUAL LIFE   PRICE      1998       PRICE
      --------   ----------- ---------------- --------- ----------- ---------
       $9.98       204,760      7.0 years      $ 9.98     204,760    $ 9.98
       $12.23      130,410      8.1 years      $12.23      66,450    $12.23
      $33.13-
       $46.01      400,500      8.9 years      $34.49     109,500    $34.67
                   -------                                -------
                   735,670      7.8 years      $23.72     380,710    $17.47
                   =======                                =======

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined using a fair value method rather than the intrinsic value

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

method prescribed by APB Opinion No. 25, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                                 1997    1998
                                                                ------- -------
      Net Income (Loss)................... As Reported          $15,885 $(5,622)
                                           Pro Forma            $15,626 $(7,272)
      Earnings (Loss) per Share........... As Reported--Basic   $  0.78 $ (0.24)
                                           As Reported--Diluted $  0.74   (0.24)
                                           Pro Forma--Basic     $  0.77 $ (0.31)
                                           Pro Forma--Diluted   $  0.73   (0.31)

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

  The fair value of options granted under the Company's stock plans during fiscal 1997 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: no dividend yield, expected volatility of 29.98%, risk free interest rates ranging from 6.20%- 6.94% and expected lives ranging from 3 to 5 years.

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

(22) SUBSEQUENT EVENTS (UNAUDITED)

  On February 9, 1998, the Company entered into the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 9, 1998 among United States Filter Corporation ("USF"), the Company and Palm Water Acquisition Corp., a newly-formed wholly owned subsidiary of USF ("Merger Sub").

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

               CULLIGAN WATER TECHNOLOGIES INC. AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The Merger will be accounted for as a pooling of interests and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. Consummation of the Merger is subject to customary regulatory approvals and the approval of the stockholders of each of the Company and USF. The Merger is expected to be consummated in the first half of 1998.

  Apollo Investment Fund, LP, and Lion Advisors, LP (collectively, "Apollo"), which beneficially own in the aggregate 7,334,859 shares of the Company's common stock (representing approximately 28.4% of the total number of shares of Company Common Stock outstanding) have each entered into a Support/Voting Agreement with USF pursuant to which they have agreed, among other things, to cause such shares of Company Common Stock that they beneficially own to be voted in favor of the Merger.

                       CULLIGAN WATER TECHNOLOGIES, INC.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                DESCRIPTION
  -------                               -----------
  10.3     Amendment dated February 13, 1998 to the Credit Agreement
  10.4     Amendment dated February 13, 1998 to the Short Term Credit Agreement
  10.5     Letter Agreement dated as of March 3, 1998 and related other agree-
           ments between the Company and The First National Bank of Chicago
  10.6     Letter Agreement dated as of March 10, 1998 and related other agree-
           ments between the Company and Bank of America
  10.7     Letter of Agreement dated as of March 10, 1998 and related other agreements between the Company and Bank of Montreal
  10.8     Letter Agreement dated as of March 10, 1998 and related other agree-
           ments between the Company and Credit Lyonnais
  21.1     List of Subsidiaries
  27.1     Financial Data Schedule