Form 10-K/A
period 1998-01-31
CULLIGAN WATER TECHNOLOGIES INC
filed 1998-06-01
CIK 945382

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                             --------------------
                                  Form 10-K/A

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM      TO
     COMMISSION FILE NUMBER__________

                       CULLIGAN WATER TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)
                             --------------------
Delaware                                                          51-0350629
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Culligan Parkway
Northbrook, Illinois                                                    60062
(Address of principal                                                 (Zip Code)
executive offices)

      Registrant's telephone number, including area code:  (847) 205-6000
                             --------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Title of Each Class                                      on which registered
-------------------                                      -------------------
Common Stock, $.01 par value                       New York Stock Exchange, Inc.
Preferred Stock Purchase Rights                    New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

The Registrant's Form 10-K for the year ended January 31, 1998, as previously amended on Form 10K/A filed May 15, 1998, is hereby amended to add the following information called for by Items 10, 11, 12 and 14 of Part III of Form 10K:

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

(a) Identification of Directors

  The Board of Directors is classified into three classes whose terms are staggered to expire in different years. The term of office of one class of directors expires each year in rotation so that one class is elected at each Annual Meeting of Stockholders for a full three-year term

  All of the Company's directors, other than Mr. Michael Fisch, Mr. Carl Spielvogel, Mr. Andrew Africk and Mr. Bernard Attal, were first elected directors by the Company's sole stockholder and former parent, Samsonite Corporation (``Samsonite''), prior to the Company's spin-off from Samsonite in September 1995 (the ``Spin-off''). Mr. Fisch, Mr. Spielvogel, Mr. Africk and Mr. Attal were elected to the Board of Directors of the Company by the Company's directors in August, 1997, April 1997, September 1996 and April 1996, respectively, to terms expiring in 1998, 1998, 1998 and 1997, respectively, in accordance with the provisions of the Company's Certificate of Incorporation which requires directorships to be apportioned by the Board of Directors to equalize so far as possible the number of directors in each class.

  The Board of Directors recommends that the four nominees named below be elected as directors of the Company, with each director to hold office until the Annual Meeting of Stockholders in 2000 and until his successor is elected and qualified or until his prior death, resignation or removal. Information about the four nominees and the other directors continuing in office is as follows:

Directors Serving for Terms Expiring in 1998

  Leon D. Black, 46. Mr. Black was appointed a director of the Company in connection with the Spin-off. Mr. Black is one of the founding principals of Apollo Advisors, LP, which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, LP, AIF II, LP and Apollo Investment Fund III, LP, private securities investment funds, and of Lion Advisors, LP, which acts as financial advisor to and representative for certain institutional investors with respect to securities investments, and of Apollo Real Estate Advisors, LP, which serves as managing general partner of Apollo Real Estate Investment Advisors, LP, a private real estate oriented investment fund. Mr. Black is also a director of Samsonite, Big Flower Press Holdings, Inc., Converse, Inc., Vail Resorts, Inc. and Telemundo Group, Inc.

  Andrew Africk, 31. Mr. Africk was elected a director of the Company in September 1996. Mr. Africk has been employed by Apollo Capital Management, Inc. and Lion Capital Management, Inc., for more than five years and has been an officer of such entities for more than two years. Mr. Africk is also a director of Continental Graphics Holdings, Inc. and Microbes, Inc.

  Michael G. Fisch, 36. Mr. Fisch has served as a financial advisor to the William Rosenwald family and as a Managing Director of American Securities since 1993 and as President of American Securities Capital Partners, L.P. since 1994. Mr. Fisch is Chairman of the Board of CTB International Corp. and Caribbean Restaurants, Inc., a director of Ketema, Inc., MVE, Inc. and Caire, Inc., and a member of the investment committee of Sterling American Property II, LP.

  Carl Spielvogel, 69. Mr. Spielvogel was elected a director of the Company in April 1997. Mr. Spielvogel is Chairman and Chief Executive Officer of Carl Spielvogel Associates, Inc., an international management and marketing consulting company. From 1994 to April 1997, he was Chairman and Chief Executive Officer of the United Auto Group, Inc., the nation's largest publicly-owned automobile dealership group. For more than five years prior thereto, he was Chairman and Chairman of the Executive Committee of Bates Worldwide, Inc., one of the world's largest marketing and advertising communications companies. Mr. Spielvogel is a member of the Boards of Directors of Hasbro, Inc., Alliant Foodservice, Inc. (formerly Kraft Foodservice, Inc.) and Data Broadcasting, Inc.

Directors Serving for Terms Expiring in 1999

  Douglas A. Pertz, 43. Mr. Pertz joined the Company in his present position in January 1995. From 1994 until January 1995, he was Corporate Vice President and Group Executive of the Danaher Corporation (``Danaher''), a manufacturer of products in the tool, process/environmental controls and transportation industries and was also President and a director of Danaher's subsidiary, Hennessy Industries, a manufacturer of transportation equipment. In addition, from 1990 to January 1995, he was President, Chief Executive Officer and a director of Danaher's subsidiary, NMTC, Inc. d/b/a Matco Tools, a manufacturer of hand tools, and NMTC, Inc.'s predecessor company, Matco Tools Corporation. Mr. Pertz has been a director of the Company since the Spin-off.

  Robert L. Rosen, 51. Mr. Rosen was appointed a director of the Company in connection with the Spin-off. Mr. Rosen is Chief Executive Officer of RLR Partners, LLC., a private investment partnership founded in April 1987. From 1987 until August 1993, Mr. Rosen served as Chairman of the Board and Chief Executive Officer of Damon Corporation and its predecessor which operates one of the leading clinical laboratory testing networks in the United States. Damon Corporation was acquired by Corning, Inc. in August 1993. Since October 1995, Mr. Rosen has been Vice Chairman and Director of AFP Imaging Corporation, which manufactures and distributes equipment that produces hard copy images used in both the medical diagnostic and graphic arts industry. Mr. Rosen is also a director of Samsonite, Municipal Advantage Fund, Inc., Municipal Partners Fund, Inc., Municipal Partners Fund II, Inc., Spring Mountain Group and Paragon Health Network.

  Marc J. Rowan, 35. Mr. Rowan was appointed a director of the Company in connection with the Spin-off. Mr. Rowan has also been a director of Samsonite since June 1993. Mr. Rowan is one of the founding principals of Apollo Advisors, LP, which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, LP, AIF II, LP and Apollo Investment Fund III, LP, private securities investment funds, and of Lion Advisors, LP, which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Rowan is also a director of Samsonite, Vail Resorts, Inc. and NRT, Inc.

  Stephen J. Solarz, 57. Mr. Solarz was appointed a director of the Company in connection with the Spin-off. Mr. Solarz was elected, in 1974, to the House of Representatives from Brooklyn's 13th Congressional District (the ``House'') and was re-elected eight times. In the House he served on four committees: Foreign Relations, Merchant Marine and Fisheries, Intelligence, and the Joint Economic Committee. Mr. Solarz ranked third in seniority on the House Foreign Affairs Committee, where he chaired the Subcommittee on Asian and Pacific Affairs and the Subcommittee on Africa. Since his departure from the House, Mr. Solarz has been president of Solarz Associates, a global consulting firm and Senior Counselor with APCO Associates, a Washington, D.C. public affairs firm with offices in Canada, Europe and Asia. He chairs the George Washington University Policy Forum and the Central-Asian-American Enterprise Fund, a position to which he was appointed by President Clinton. Mr. Solarz is also a director of Samsonite and IRI International Corporation in addition to a number of nonprofit Boards in the foreign policy field, including the Council on Foreign Relations, the National Democratic

Institute and the National Endowment for Democracy. He is a member of the Brandeis University Board of Trustees and serves as Vice Chairman of the International Crisis Group which is dedicated to anticipating and preventing international crises originating from human causes.

Directors Serving For Terms Expiring In 2000

  R. Theodore Ammon, 48. Mr. Ammon was appointed a director of the Company in connection with the Spin-off. Mr. Ammon has been the Chairman of the Board of Big Flower Holdings, Inc., a leading advertising and marketing services firm, since its inception in 1993. Mr. Ammon was a General Partner of Kohlberg Kravis Roberts & Co. (a New York and San Francisco-based investment firm) from 1990 to 1992, and an executive of such firm prior to 1990. Mr. Ammon is a member of the Board of Directors of Samsonite Corporation and Host Marriott Corporation. In addition, Mr. Ammon serves on the Board of Directors of the New York YMCA, Jazz @ Lincoln Center, the Institute of International Education and the Municipal Arts Society and on the Board of Trustees of Bucknell University.

  Bernard Attal, 34. Mr. Attal was elected a director of the Company in April 1996. Mr. Attal is President of Heights Advisors, which acts as a financial advisor and a representative for certain European institutional investors with respect to their investments in the United States. Prior to 1995, Mr. Attal was a Vice President of Credit Lyonnais Securities. Mr. Attal is a also a director of Samsonite and New California Life Holdings, Inc.

  Robert H. Falk, 59. Mr. Falk was appointed a director of the Company in connection with the Spin-off. Mr. Falk has been an officer since April 1992 of Apollo Capital Management, Inc. and Lion Capital Management, Inc., which respectively act as general partners of Apollo Advisors, LP and Lion Advisors, LP. Mr. Falk is a limited partner of Apollo Advisors, LP, which, together with its affiliates, acts as managing general partner of Apollo Investment Fund, LP, AIF II, LP and Apollo Investment Fund III, LP, private securities investment funds, and a limited partner of Lion Advisors, LP, which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Prior to 1992, Mr. Falk was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom. Mr. Falk is also a director of Samsonite, Converse, Inc., Florsheim Group Inc. and Salant Corporation.

  Mark H. Rachesky, M.D. 39. Dr. Rachesky was appointed a director of the Company in connection with the Spin-off. Since June 1996. Dr. Rachesky has been a principal of MHR Fund Management LLC, an investment manager of three distressed securities funds. For more than five years prior thereto, Dr. Rachesky was employed by Starfire Holding Corporation (formerly known as Icahn Holding Corporation), where he initially served as a senior investment officer and, for the last three years, as its sole Managing Director and, in that capacity, as Carl C. Icahn's chief investment advisor. Dr. Rachesky is also a director of Samsonite.

(a) Identification of Executive Officers

  The information called for by this Item is set forth under the caption "Executive officers of the registrant" in Part I of the registrant's Annual Report on Form 10-K.

(c) Filings Pursuant to Section 16 of the Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the ``Exchange Act''), requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities (``reporting persons'') to file with the Securities and Exchange Commission (the ``Commission'') initial reports of ownership and reports of changes in ownership of equity securities of the Company. Reporting persons are required to furnish the Company with copies of all forms they file pursuant to such section.

  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during Fiscal 1998, all reports required by section 16(a) were filed with the Commission on a timely basis other than Mr. Solarz whose report on Form 4 for the month of January 1998 was not timely filed through error.

ITEM 11. Executive Compensation

(a)  Summary Compensation Table

  The following table sets forth the annual and long term compensation that the Company paid to its Chief Executive Officer and certain other of its executive officers (the "Named Executive Officers") in each of the past three fiscal years:


                                        Fiscal                                                      Securities
                                         Year                                       Other Annual     Underlying        All Other
                                        Ended          Annual        Long-Term      Compensation    Options/SAR      Compensations
                                       January 31   Compensation    Compensation        ($)             (#)               ($)
                                       ----------   ------------    ------------        --              ---               ---
Name and Principal Position
                               Salary   Bonus
                                 ($)     ($)
                                 ---     ---

Douglas A. Pertz                          1998        350,000         450,000          12,802                             --
 President & Chief Executive              1997        275,000         350,000          12,415        300,000(1)           --
 Officer                                  1996        275,000         410,000        276,202(2)                           --

Michael E. Salvati                        1998        190,000         135,000           8,626                             --
 Vice President, Finance &                1997         80,773          70,000           7,704         60,000(3)           --
 Chief Financial Officer since
 July 1996

Edward A. Christensen                     1998        190,000         110,000          8,973(4)                           --
 Vice President, General                  1997        175,000          80,000          40,024         40,000(4)           --
 Counsel & Secretary since                1996         79,161          30,000           3,900         35,000(5)           --
 September 1995

Calvin R. Hendrix                         1998        211,550         135,000          10,725         80,000(4)       130,767(6)
 Group President, North America since
 January 1997

Kenneth I. Wellings                       1998        210,000         150,000          10,195
 Group President, International           1997        154,807         130,000         38,208(8)       60,000(5)        38,843(9)
                                          1996        114,789        145,778(7)       62,231(8)       40,000(6)

(1) Consists of options granted in connection with an extension of Mr. Pertz's Employment Agreement.
(2) Includes, for Mr. Pertz, one time payments pursuant to his prior employment agreement described below of $276,202.
(3) Consists of options granted under the Company's 1995 Amended and Restated Stock Option and Incentive Compensation Plan, 10,000 of which have an exercise price of $35.63 and the remainder of which have an exercise price of $33.13.
(4) Consists of options granted under the Company's 1995 Amended and Restated Stock Option and Incentive Compensation Plan having an exercise price of $35.63.
(5) Consists of options granted under the Company's 1995 Amended and Restated Stock Option and Incentive Compensation Plan having an exercise price of $12.23.
(6) Consists of one-time money bonus and moving expenses grossed up.
(7) Includes a payment of $70,778 to Mr. Wellings representing a one time special payment made pursuant to a termination agreement.
(8) Includes for Mr. Wellings foreign service allowances of $29,275 in fiscal 1997, and $55,000 in fiscal 1996.
(9) Represents the exercise by Mr. Wellings of options to purchase 1,500 shares of common stock.

   (b)  Certain Option Information

     The Company has an Amended and Restated 1995 Stock Option and Incentive Compensation Plan in which officers and other employees participate and, as described elsewhere herein, a 1997 Stock Option and Incentive Compensation Plan.

     There were no grants of Options/SARs to the Named Executive Officers, no Options/SARs exercised by the Named Executive Officers and no long-term incentive plan awards for the year ended January 31, 1998.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                     and Fiscal Year End Option/SAR Values

                                    Number of
                                   Securities
                                   Underlying
                                   Unexercised         Value of Unexercised
                                  Options/SARs         In-the-Money Options/
                                  at FY-End (#)        SARs at FY-End ($)(1)

                                   Exercisable/           Exercisable/
      Name                        Unexercisable           Unexercisable
      ----                       ---------------       --------------------
      Douglas A. Pertz           551,426/240,000       $13,503,331/$900,000

      Michael E. Salvati          13,500/ 46,500       $    47,245/$159,955

      Edward A. Christensen       24,100/ 50,900       $   409,757/$511,993

      Calvin R. Hendrix           16,000/ 64,000       $    21,920/$ 87,680

      Kenneth I. Wellings         34,500/ 64,000       $   573,765/$462,080

(1) Based on a closing market price on January 31, 1998 of $37.00 per share as reported on the Composite Transaction Reporting System.


Pension and Certain Other Benefit Plans

  Pension and Supplemental Retirement Plans

     The following table provides information with respect to estimated annual combined benefits payable upon retirement at normal retirement age in specified compensation and years of service classifications under the Culligan Employees' Pension Plan and the Culligan International Company Supplemental Retirement
Plan:

                                                  Years of Service
                                      ----------------------------------------
      Final Average Earnings            15      20      25      30       35
      ----------------------          ------  ------  ------  -------  -------
      $125,000....................    25,000  33,000  41,000   49,000   58,000
       150,000....................    30,000  40,000  50,000   60,000   71,000
       175,000....................    36,000  48,000  60,000   72,000   84,000
       200,000....................    41,000  55,000  69,000   83,000   97,000
       225,000....................    47,000  63,000  78,000   94,000  110,000
       250,000....................    53,000  70,000  88,000  105,000  123,000


       300,000....................    53,000  70,000  88,000  105,000  123,000
       400,000....................    53,000  70,000  88,000  105,000  123,000
       450,000....................    53,000  70,000  88,000  105,000  123,000
       500,000....................    53,000  70,000  88,000  105,000  123,000

     Compensation covered by such plans is total cash compensation paid, including any amount contributed by the employee under a Section 401(k) plan, excluding (i) reimbursement of expenses, (ii) tax and housing allowances and
(iii) amounts paid under any long term incentive program. The benefits shown above are payable on a life annuity basis and are not subject to any social security or other offset amounts.

                                                                        Douglas   Michael E.   Edward A.   Calvin R.  Kenneth I.
                                                                        A. Pertz   Salvati    Christensen   Hendrix    Wellings
                                                                        --------  ----------  -----------  ---------  ----------
Current Covered Compensation..........................................  $160,000    $160,000     $160,000   $160,000    $160,000
Estimated Years of Credited Service at Age 60*........................  19 years    16 years      8 years   14 years    30 years
Years of Credited Service at January 1, 1998..........................   4 years     1 years    2.5 years     1 year  21.5 years


  Employee Savings Plan

     The Company maintains an employee savings plan for employees of the Company's principal domestic subsidiaries, which is qualified under Section 401(k) of the Internal Revenue Code (the "Savings Plan"). Any full time employee and part-time employee who has completed one year of service of a covered operations area is eligible to participate in the Savings Plan. Participating employees may elect to contribute from 1% to 12% of their compensation on a tax-deferred basis to the maximum permitted by IRS regulations and from 1% to 12% as after-tax contributions, provided however that the total contribution cannot be greater than 12% of pay and certain other limitations apply to highly compensated employees.

     The Company matches the employee's contribution up to 6% of compensation at 50 cents on the dollar. A participating employee's elective contributions are fully vested when made; the portion matched by the Company becomes vested based on years of service, as follows: less than 1 year, 0%; 1 year but less than 2 years, 20%; 2 years but less than 3 years, 40%; 3 years but less than 4 years, 60%; 4 years but less than 5 years, 80%; fully vested at 5 years of service. Full vesting also occurs on retirement on or after age 55, permanent disability, or death. Upon retirement, death, or certain other withdrawal events, benefits will be paid in a single lump sum or in equal installments from one to ten years.


  Profit Sharing Plans

     The Company maintains separate qualified profit sharing plans for employees of certain of its subsidiaries (the "Profit Sharing Plans"). Any employee who has completed one year of service and is age 18 or over is eligible to participate in the Profit Sharing Plans. Eligible compensation includes base salary but not bonuses, overtime, or, generally, other cash compensation. The Culligan and Everpure Profit Sharing Plans provide for annual contributions in an amount set by the Board of Directors, not less than 7% and not to exceed 10% of the excess pre-tax net profits as defined in the Profit Sharing Plans of the covered operations area. The amount of contribution for the Culligan Retail Division Profit Sharing Plan is 5% of pre-tax net profits or 4% of eligible compensation. Contributions are allocated to individual accounts of participants in proportion to their eligible compensation. The compensation included is also subject to certain limits established by the IRS. Upon retirement, death or certain other withdrawal events, benefits will be paid in a single lump sum or equal installments from one to ten years or life expectancy, if less.

  Deferred Compensation Plan

     The Company also maintains a non-qualified deferred compensation plan for selected highly compensated salaried employees who are excluded from participation in the qualified profit sharing plans. Participants of the deferred compensation plan are credited with the same amounts which would have been credited to them, had they remained active participants in the qualified profit sharing plans. Under the terms of the plan, participants may make an irrevocable distribution election of the amounts credited to their account. If a participant separates from the employ of the Company, the Company shall pay to the participant their account balance in a lump sum or installments over a period not exceeding two years.


Employment Arrangements

     Pertz Employment Agreement. As of February 1, 1997, Culligan entered into a two-year employment agreement with Mr. Pertz (the "Pertz Employment Agreement"), which became effective on February 1, 1998 upon the expiration of a prior employment agreement. The term of employment under the Pertz Employment Agreement expires on January 31, 2000.

     Under the Pertz Employment Agreement, if Mr. Pertz's employment is terminated by Culligan without "cause" or by Mr. Pertz for "good reason," Mr. Pertz will become entitled to receive certain severance benefits including any incentive bonus then payable under the Pertz Employment Agreement plus a payment equal to the greater of (i) $600,000 and (ii) $50,000 multiplied by the number of full calendar months remaining in the term of the Pertz Employment Agreement. Additionally, if any payments or benefits received by Mr. Pertz pursuant to the Pertz Employment Agreement or related stock option agreement in connection with such a termination of employment become subject to the tax imposed by Section 4999 of the Code, Mr. Pertz shall be paid an amount (the "Additional Payment") equal to the amount of such tax.

     Mr. Pertz may terminate his employment agreement for "good reason" upon the occurrence of a "change in control" as defined in the Pertz Employment Agreement. The Merger will constitute a "change in control" for the purposes of the Pertz Employment Agreement.

     Stay Bonus Program. As previously reported on February 9, 1998, the Company entered into the Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 9, 1998, among United States Filter Corporation, the Company and Palm Water Acquisition Corp., a newly-formed wholly owned subsidiary of USF. The Merger Agreement provides that the Company may implement a stay-bonus or similar program providing for payments in an aggregate amount, not to exceed $5 million for employees of the Company. The Company has adopted such a program, effective upon completion of the merger, providing for the payment of stay-bonuses upon continued employment by certain key employees with the Company for six months following the merger or such earlier date as a key employee's employment is terminated (i) by the Company, other than by reason of death or disability or for Cause, or (ii) by the key employee for good reason as defined in the Stay Agreement. The Company has entered into Stay Agreements with the Named Executive Officers providing for payments in the following respective amounts: Michael E. Salvati, $350,000: Edward A. Christensen, $300,000; Calvin R. Hendrix, $350,000; and Kenneth I. Wellings, $625,000.

     Termination Agreements and Arrangements. In connection with the employment of Messrs. Christensen, Hendrix, Wellings and Salvati, the Company agreed that they would be entitled to receive twelve-months and, in the case of Mr. Salvati, eighteen-months, base salary if it should terminate their employment, other than for cause.

Compensation Committee Interlocks and Insider Participation

     The Company's Compensation Committee consists of Messrs. Falk, Rowan and Ammon. There were no Compensation Committee interlocks or insider participation within the meaning of the applicable regulations of the Securities and Exchange Commission.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Based on a review of statements filed with the Commission pursuant to
Section 16 of the Exchange Act, the following table sets forth certain information about persons known to Culligan who are the beneficial owner of more than 5% of the Culligan Common Stock, and as to the beneficial ownership of the Culligan Common Stock by each of Culligan's directors and named executive officers and all of Culligan's directors and executive officers as a group, as of April 30, 1998. Except as otherwise indicated, to the knowledge of Culligan, the persons identified below have sole voting power and sole investment power with respect to the shares they beneficially own.


Name and Address/or Title of               Number of Shares
      Beneficial Owner                    Beneficially Owned    Percent
----------------------------              ------------------    -------
Apollo Investment Fund, LP (1)............     7,334,859         28.4%
 c/o Apollo Advisors, LP
 2 Manhattanville Road
 Purchase, New York 10577

American Express Company (2)..............     2,262,950          9.0%
 American Express Tower
 299 Vesey Street
 New York, NY 10285

Andrew D. Africk..........................           623           *
 Apollo Management LP
 1301 Avenue of the Americas  38th Floor
 New York, NY 10285

R. Theodore Ammon.........................           957           *
 Big Flower Press Holdings, Inc.
 3 E. 54th Street  19th Floor
 New York, NY 10022

Bernard Attal.............................           957           *
 Apollo Management LP
 1301 Avenue of the Americas  38th Floor
 New York, NY 10019

Leon D. Black.............................           957           *
 Apollo Management LP
 1301 Avenue of the Americas  38th Floor
 New York, NY 10019

Robert H. Falk............................           957           *
 Apollo Management LP
 1301 Avenue of the Americas  38th Floor
 New York, NY 10019

Michael G. Fisch..........................           153           *
 American Securities Capital Partners, LP
 122 E. 42nd Street  Suite 2400
 New York, NY 10168

Mark H. Rachesky..........................           153           *
 MHR Advisors
 40 West 57th Street 33rd Floor
 New York, NY 10019

Robert L. Rosen...........................           957           *
 RLR Partners, LP
 825 Third Ave.,  40th Floor
 New York, NY 10022

Marc Rowan................................           957           *
 Apollo Management LP
 1301 Avenue of the Americas  38th Floor
 New York, NY 10019

Stephen J. Solarz.........................           100           *
 APCO Associates, Inc.
 1615 L Street NW
 Washington, DC 20036

Carl Spielvogel...........................           303           *
 Carl Spielvogel Associates
 375 Park Avenue  Suite 1209
 New York, NY 10052

Douglas A. Pertz (3)......................       551,726          2.1%
 President and Chief Executive Officer

Michael E. Salvati (4)....................        14,500           *
 Vice President, Finance and
  Chief Financial Officer

Edward A. Christensen (5).................        24,300           *
 Vice President, General Counsel
 and Secretary

Calvin R. Hendrix (6).....................        12,000           *
 Group President  North America

Kenneth I. Wellings (7)...................        34,500           *
 Group President, International

All directors and executive officers as a group (8)...    637,026     2.4%

------------
*Less than 1.0%

(1) Includes 3,666,696 shares beneficially held by Lion Advisors, LP for the benefit of an investment account under management over which Lion Advisors, LP holds investment, voting and dispositive power. Lion Advisors, LP is an affiliate of Apollo Advisors, LP ("Apollo Advisors"), the managing general partner of Apollo Investment Fund, LP. Each of Messrs. Leon Black and John Hannan, directors of each of Apollo Capital Management, Inc. and Lion Capital Management, Inc., the general partners of each of Apollo Advisors and Lion Advisors, LP, respectively, and Messrs. Falk and Rowan, disclaim beneficial ownership of all of the indicated shares. See "Proposal 1-- Election of Directors."

(2) Based on a Schedule 13G Amendment No. 1 filed with the Commission by American Express Company and American Express Financial Corporation as of December 31, 1997, an aggregate of 2,262,950 shares of Culligan Common Stock (9.0% of its outstanding Common Stock at such date) were beneficially owned by American Express Financial Corporation (of which shared voting power was reported as to 1,124,750 shares and shared dispositive power was reported as to 2,262,950 shares).

(3) Includes presently exercisable option to purchase 551,426 shares. Does not include options for 240,000 shares not presently exercisable.

(4) Includes options for 13,500 shares under Culligan's 1995 Amended and Restated Stock Option and Incentive Compensation Plan that are not presently exercisable; does not include options for 46,500 shares under such plan that are not currently exercisable.

(5) Includes options for 24,100 shares under Culligan's 1995 Amended and Restated Stock Option and Incentive Compensation Plan that are presently exercisable; does not include options for 50,900 shares under such plan that are not presently exercisable.

(6) Includes options for 16,000 shares under the Culligan's 1995 Amended and Restated Stock Option and Incentive Compensation Plan that are presently exercisable; does not include options for 64,000 shares under such plan that are not presently exercisable.

(7) Consists of options for 34,500 shares presently exercisable under the Company's 1995 Amended and Restated Stock Option and Incentive Compensation Plan; does not include options for 64,000 shares under such plan that are not presently exercisable.

(8) Does not include options that are not presently exercisable; percentage amount assumes the exercise by such persons of all options to acquire shares of the Company's Common Stock and no exercise by any other person.


Item 13. Certain Relationships and Transactions

     Apollo Management LP has from time-to time performed certain services for Culligan in connection with acquisition transactions (other than the Merger and transactions related thereto). In respect of such past services Culligan presently expects to reimburse Apollo Management LP for expenses previously incurred in an aggregate amount not in excess of $1.5 million.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed by the undersigned, thereunto duly authorized.


                                    Culligan Water Technologies, Inc.
                                    (Registrant)


                                    By: _______________________________________
                                        Edward A. Christensen, Vice President,
                                        General Counsel and Secretary

Dated:  May 29, 1998